Form 10-Q
period 2009-09-30
United States Short Oil Fund, LP
filed 2009-11-16
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009. OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES SHORT OIL FUND, LP

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008	2

Condensed Schedule of Investments (Unaudited) at September 30, 2009	3

Condensed Statement of Operations (Unaudited) for the period from September 24, 2009 (commencement of operations) to September 30, 2009	4

Condensed Statement of Changes in Partners’ Capital (Unaudited) for the period from September 24, 2009 (commencement of operations) to September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the period from September 24, 2009 (commencement of operations) to September 30, 2009 and the period from June 30, 2008 (inception) to December 31, 2008	6

Notes to Condensed Financial Statements for the period ended September 30, 2009 (Unaudited)	7

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$9,100,029	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	882,433	-
Unrealized loss on open commodity futures contracts	(271,700)	-
Receivable from general partner	1,628	-
Interest receivable	100	-

Total assets	$9,712,490	$1,000

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$1,189	$-
Brokerage commission fees payable	300	-
Other liabilities	1,981	-

Total liabilities	3,470	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	20
Limited Partners	9,709,020	980
Total Partners’ Capital	9,709,020	1,000

Total liabilities and partners’ capital	$9,712,490	$1,000

Limited Partners’ units outstanding	200,000	-
Net asset value per unit	$48.55	$-
Market value per unit	$48.79	$-

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2009

	Number of	Loss on Open Commodity	% of Partners’
	Contracts	Contracts	Capital
Open Futures Contracts – Short
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire November 2009	138	$(271,700)	(2.80)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$3,000,000	$3,000,000	30.90
Goldman Sachs Financial Square Funds – Government Fund – Class SL	3,000,000	3,000,000	30.90
Total Cash Equivalents		$6,000,000	61.80

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Operations (Unaudited)
For the period from September 24, 2009 (commencement of operations) to September 30, 2009

For the Period from
September 24, 2009 to
September 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(16,620)
Change in unrealized loss on open positions	(271,700)
Interest income	129

Total loss	(288,191)

Expenses
General Partner management fees (Note 3)	1,189
Brokerage commissions	1,247
Other expenses	1,981

Total expenses	4,417

Expense waivers	(1,628)

Net expenses	2,789

Net loss	$(290,980)
Net loss per limited partnership unit	$(1.45)
Net loss per weighted average limited partnership unit	$(1.45)
Weighted average limited partnership units outstanding	200,000

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the period from September 24, 2009 (commencement of operations) to September 30, 2009

	General Partner	Limited Partners	Total

Balances, at December 31, 2008	$20	$980	$1,000
Addition of 200,000 partnership units	-	10,000,000	10,000,000
Redemption of 0 partnership units	(20)	(980)	(1,000)
Net loss	-	(290,980)	(290,980)

Balances, at September 30, 2009	$-	$9,709,020	$9,709,020

Net Asset Value Per Unit
At September 24, 2009 (commencement of operations)	$50.00
At September 30, 2009	$48.55

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the period from September 24, 2009 (commencement of operations) to September 30, 2009 and the period from June 30, 2008 (inception) to December 31, 2008

	Period from	Period from
	September 24, 2009 to September 30, 2009	June 30, 2008 to December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(290,980)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account – cash	(882,433)	-
Unrealized loss on futures contracts	271,700	-
Increase in receivable from general partner	(1,628)	-
Increase in interest receivable	(100)	-
Increase in management fees payable	1,189	-
Increase in commission fees payable	300	-
Increase in other liabilities	1,981	-
Net cash used in operating activities	(899,971)	-

Cash Flows from Financing Activities:
Subscription of partnership units	10,000,000	1,000
Redemption of partnership units	(1,000)	-

Net cash provided by financing activities	9,999,000	1,000

Net Increase in Cash and Cash Equivalents	9,099,029	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$9,100,029	$1,000

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2009 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of January 6, 2009 (the “LP Agreement”). The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2009, USSO held 138 Futures Contracts traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USSO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner has also filed registration statements to register units of the United States 12 Month Natural Gas Fund, LP and the United States Brent Oil Fund, LP.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USSO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc. (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USSO a $1,000 fee for each order to create one or more Creation Baskets or redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the SEC. On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009 by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of September 30, 2009, USSO had registered a total of 25,000,000 units, and had 200,000 units outstanding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and in the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USSO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USSO earns interest on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USSO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Additions and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USSO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USSO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USSO in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USSO’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USSO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2009.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USSO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs will be accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires USSO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USSO in accordance with the objectives and policies of USSO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USSO. For these services, USSO is contractually obligated to pay the General Partner a fee, which is paid monthly and based on average daily net assets, that is equal to 0.60% per annum on average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the period from September 24, 2009 through September 30, 2009, the Fund incurred no registration fees and other offering expenses.

Directors’ Fees

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USSO shares these fees with USOF, USNG, US12OF, UGA and USHO based on the relative assets of each fund, computed on a daily basis. These fees for the calendar year 2009 are estimated to be a total of $477,000 for all funds.

Licensing Fees

As discussed in Note 4, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the period from September 24, 2009 through September 30, 2009, USSO incurred $46 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USSO.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees, taxes and other expenses in connection with the operation of USSO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USSO is party to a marketing agent agreement, dated as of June 8, 2009, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USSO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USSO’s assets up to $3 billion; and 0.04% on USSO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USSO is also party to a custodian agreement, dated October 7, 2008, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USSO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USSO is party to an administrative agency agreement, dated October 7, 2008, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USSO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets, (b) 0.0465% for USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and USSO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. The agreement provides that UBS Securities charge USSO commissions of approximately $7 to $8 per round-turn trade, plus applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

USSO invests primarily in Futures Contracts traded on the NYMEX. On May 22, 2009, USSO and the NYMEX entered into a licensing agreement whereby USSO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USSO and the affiliated funds managed by the General Partner pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

USSO expressly disclaims any association with the NYMEX or endorsement of USSO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USSO engages in the trading of futures contracts, options on futures contracts and cleared swaps (collectively, “derivatives”). USSO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USSO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USSO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by USSO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USSO must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USSO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

USSO’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USSO’s assets posted with that futures commission merchant; however, the vast majority of USSO’s assets are held in Treasuries, cash and/or cash equivalents with USSO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USSO’s custodian could result in a substantial loss of USSO’s assets.

USSO invests a portion of its cash in money market funds that seek to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2009 and December 31, 2008, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $9,982,462 and $1,000, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USSO is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USSO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USSO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USSO has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USSO are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, USSO adopted Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USSO (observable inputs) and (2) USSO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USSO’s securities at September 30, 2009 using the fair value hierarchy:

At September 30, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$6,000,000	$6,000,000	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(271,700)	(271,700)	-	-

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period from September 24, 2009 (commencement of operations) to September 30, 2009 for the limited partners. This information has been derived from information presented in the condensed financial statements.

For the period from
September 24, 2009 to September 30, 2009
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total loss	(1.44)
Total expenses	(0.01)
Net decrease in net asset value	(1.45)
Net asset value, end of period	$48.55

Total Return	(2.90)%

Ratios to Average Net Assets
Total loss	(2.79)%
Management fees*	0.60%
Total expenses excluding management fees*	1.63%
Expenses waived*	(0.82)%
Net expenses excluding management fees*	0.81%
Net loss	(2.82)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual limited partner’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 8 – RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board released Accounting Standards Codification 815 – Derivatives and Hedging (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. USSO adopted ASC 815 on January 1, 2009.

NOTE 9 – SUBSEQUENT EVENTS

USSO has performed an evaluation of subsequent events through November 16, 2009, which is the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Short Oil Fund, LP (“USSO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USSO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USSO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USSO cannot assure investors that the projections included in these forward-looking statements will come to pass. USSO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USSO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USSO assumes no obligation to update any such forward-looking statements. Although USSO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USSO may make directly to them or through reports that USSO in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is to have the changes in percentage terms of its units’ net asset value (“NAV”) inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses.

USSO seeks to achieve its investment objective by investing in a combination of oil futures contracts and other oil interests such that changes in its NAV, measured in percentage terms, will closely track the inverse of the changes in the Benchmark Futures Contract, also measured in percentage terms. USSO’s general partner believes the Benchmark Futures Contract historically has exhibited a close correlation with the spot price of light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its NAV will equal, in dollar terms, the dollar price of spot crude oil or any particular futures contract based on crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts. USSO may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for light, sweet crude oil traded on the New York Mercantile Exchange unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USSO invests in short positions in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USSO may take short positions in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

To achieve its investment objective, USSO anticipates that it will need to maintain “short” positions in the Futures Contracts and Other Crude-Oil Related Investments in which it invests. A short position is one in which USSO will have sold the Futures Contract or Other Crude-Oil Related Investment and must buy it back or otherwise close out the position in the future. As a result, a drop in the market value of the Crude Oil Interest would lead to a potential gain for USSO, while an increase in the market value of the Crude Oil Interest would lead to a potential loss for USSO. Typically a short position will produce a result that is the inverse of buying the Futures Contract or Other Crude-Oil Related Investment (an approach referred to as being “long” the investment). The General Partner expects the performance of USSO to generally be inverse to the performance of the United States Oil Fund, LP (“USOF”), another commodity pool managed by the General Partner, which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the spot price of light, sweet crude oil as traded in the United States.

The regulation of Crude Oil Interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. As stated in the section “What are the Risk Factors Involved with an Investment in USSO?” of USSO’s registration statement as filed with the SEC, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USSO.

Currently, a number of proposals to alter the regulation of Crude Oil Interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. If any of the aforementioned proposals is implemented, USSO’s ability to meet its investment objective may be negatively impacted.

The general partner of USSO, United States Commodity Funds LLC (formerly, Victoria Bay Asset Management, LLC) (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the U.S. Commodity Futures Trading Commission (the “CFTC”), is authorized by the Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO. The General Partner is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

During the period from September 24, 2009 to September 30, 2009, the price of the Benchmark Futures Contract rose from approximately $68.97 per barrel to approximately $70.61 per barrel, up approximately 2.38% over the period. The high of the period was on September 30, 2009 when prices rose to $70.61 per barrel. The low of the period was on September 24, 2009 when prices were 65.89 per barrel. USSO’s NAV fell during the period from a starting level of $50.00 per unit and reached its low for the period on September 30, 2009 at $48.55 per unit. USSO’s NAV was at a high for the period on September 24, 2009 at $52.23 per unit. USSO’s NAV on September 30, 2009 was $48.55, down approximately 2.90% over the period. The Benchmark Futures Contract prices focused above include only the November 2009. The return of approximately 2.38% on the Benchmark Futures Contract listed above is a hypothetical return only. The inverse of that return would not necessarily be achieved by an investor holding long positions in oil futures contracts, even if the long position was rebalanced on a daily basis.

The prices of front month contract was also lower than the prices of second month contract during the period from September 24, 2009 to September 30, 2009, a condition in the futures markets referred to as “contango”. A contango market is one in which the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns”.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USSO units is calculated once each NYSE Arca trading day. The NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USSO’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USSO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the New York Stock Exchange or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO.” On that day, USSO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Deutsche Bank Securities Inc., in exchange for $10,000,000 in cash.

Since its initial offering of 25,000,000 units, USSO has not made any subsequent offering of its units. As of September 30, 2009, USSO had issued 200,000 units, all of which were outstanding. As of September 30, 2009, there were 24,800,000 units registered but not yet issued.

More units may have been issued by USSO than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USSO cannot be resold by USSO. As a result, USSO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Period from September 24, 2009 to September 30, 2009

As of September 30, 2009, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $271,700 and USSO established cash deposits, including cash investments in money market funds, that were equal to $9,982,462. USSO held 91.16% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.84% of the cash balance was held with the futures commission merchant as margin deposits for USSO’s short positions in Futures Contracts. The ending per unit NAV on September 30, 2009 was $48.55.

Portfolio Expenses. USSO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees and the fees and expenses of the independent directors of the General Partner. The management fee that USSO pays to the General Partner is calculated as a percentage of the total net assets of USSO. USSO pays the General Partner a management fee of 0.60% of NAV on its average net assets. The fee is accrued daily.

During the period from September 24, 2009 to September 30, 2009, the daily average total net assets of USSO were $10,332,520. The management fee paid by USSO during the period from September 24, 2009 to September 30, 2009 amounted to $1,189, and was accrued daily. Management fees as a percentage of average net assets were 0.60% over the course of the period from September 24, 2009 to September 30, 2009.

In addition to the management fee, USSO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the period from September 24, 2009 to September 30, 2009 was $3,228. For the period from September 24, 2009 to September 30, 2009, USSO did not incur any fees or other expenses relating to the registration and offering of additional units.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members. USSO shares these fees with USOF, the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”) based on the relative assets of each fund computed on a daily basis. These fees for calendar year 2009 are estimated to be a total of $477,000 for all funds.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the period from September 24, 2009 to September 30, 2009, total commissions paid to brokers amounted to $1,247. As an annualized percentage of total net assets, the figure for the period from September 24, 2009 to September 30, 2009 represents approximately 0.63% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the period from September 24, 2009 to September 30, 2009, USSO earned $129 in interest income on such cash holdings. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.07%. USSO did not purchase Treasuries during the period from September 24, 2009 to September 30, 2009 and held all of its funds in cash and/or cash equivalents during this time period.

Tracking USSO’s Benchmark

USSO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, inversely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USSO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in the NAV is within a range of -90% to -110% (-0.9 to -1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USSO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between -0.45% and -0.55% (i.e., between -0.9 and -1.1 of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 5 valuation days ended September 30, 2009, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.525%, while the simple average daily change in the NAV of USSO over the same time period was -0.532%. The average daily difference was -0.0068% (or -0.68 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Crude Oil Futures Contract, the average error in daily tracking by the NAV was -1.511%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 5-day period ended September 30, 2009.

Since the offering of USSO’s units to the public on September 24, 2009 to September 30, 2009, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.525%, while the simple average daily change in the NAV of USSO over the same time period was -0.532%. The average daily difference was -0.0068% (or -0.68 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.511%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USSO versus the inverse of the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USSO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USSO’s returns had been exactly inverse to the daily changes in its Benchmark Futures Contract.

For the period from September 24, 2009 to September 30, 2009, the actual total return of USSO as measured by changes in its NAV was -2.90%. This is based on an initial NAV of $50.00 on September 24, 2009 and an ending NAV as of September 30, 2009 of $48.55. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have ended the period from September 24, 2009 to September 30, 2009 with an estimated NAV of $48.57, for a total return over the relevant time period of -2.86%. The difference between the actual NAV total return of USSO of -2.90% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of -2.86% was an error over the time period of -0.04%, which is to say that USSO’s actual total return trailed the inverse of the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO pays and the interest that USSO collects on its cash and cash equivalent holdings. During the period from September 24, 2009 to September 30, 2009, USSO received interest income of $129, which is equivalent to a weighted average interest rate of 0.07% for the period from September 24, 2009 to September 30, 2009. During the period from September 24, 2009 to September 30, 2009, USSO incurred net expenses of $2,789. Income from interest and Authorized Purchaser collections net of expenses was $(2,660), which is equivalent to a weighted average net interest rate of -1.34% for the period from September 24, 2009 to September 30, 2009.

There are currently three factors that have impacted or are most likely to impact, USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the period from September 24, 2009 to September 30, 2009, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns interest on its cash, cash equivalents and Treasury holdings. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period from September 24, 2009 to September 30, 2009. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the period from September 24, 2009 to September 30, 2009, USSO earned, on an annualized basis, approximately 0.07% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.63% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -1.34% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Oil Interest in its portfolio that may fail to closely inversely track the Benchmark Futures Contract’s total return movements. In that case, the error in inversely tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the period from September 24, 2009 to September 30, 2009, USSO did not hold any Other Crude Oil-Related Investments. However, there can be no assurance that in the future USSO will not make use of such Other Crude Oil-Related Investments.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns.  Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the later month contracts. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on Treasuries, cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the price of spot crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the interest earned on cash), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the average price of the near 12 months over the last 10 years (1999-2008) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between 1999 and 2008.

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts. Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12 month portfolio. Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio. The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts. In addition, the chart shows the annual change in the spot price of light, sweet crude oil. In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract. The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12 month approach had higher total returns. The above chart does not represent the performance history of USSO or any affiliated funds.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets have experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. During the first two quarters of 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appear to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of the first half of 2009. The crude oil futures market remained in contango through September 30, 2009.

Periods of contango or backwardation do not materially impact USSO’s investment objective of having the percentage changes in its per unit NAV inversely track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USSO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the period from September 24, 2009 to September 30, 2009, crude oil prices were impacted by several factors. On the consumption side, demand remained weak inside and outside the United States as global economic growth, including emerging economies such as China and India, remained weak to negative for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were only partially successful. This divergence between production and consumption has led to large build-ups in crude oil inventories and contributed to weak oil prices. However, crude oil prices did finish the third quarter of 2009 approximately 58.32% higher than at the beginning of the year, as investors looked forward to improvements in the global economy. Management believes, however, that should the global economic situation remain weak, there is a meaningful possibility that crude oil prices could retreat from their current levels.

Crude Oil Price Movements in Comparison to other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 1998 and 2008, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 1998-2008	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil

Large Cap U.S. Equities (S&P 500)	1.000	-0.223	0.936	0.266	0.045	0.003	0.063
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	-0.214	-0.134	0.054	0.037	-0.29
Global Equities (FTSE World Index)			1.000	0.384	0.072	0.084	0.155
Unleaded Gasoline				1.000	0.254	0.787	0.747
Natural Gas					1.000	0.394	0.292
Heating Oil						1.000	0.738
Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2009, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2008. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2008, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2008, were weakly negatively correlated over this more recent time period.

Correlation Matrix – 12 months ended September 30, 2009	Large Cap U.S. Equities (S&P 500)	U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.088	0.988	0.522	0.694	0.205	0.706
U.S. Govt. Bonds (EFFAS U.S. Government Bond Index)		1.000	0.102	-0.423	-0.303	0.082	-0.313
Global Equities (FTSE World Index)			1.000	0.552	0.697	0.205	0.705
Unleaded Gasoline				1.000	0.865	-0.089	0.768
Heating Oil					1.000	0.252	0.810
Natural Gas						1.000	0.193
Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest USSO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USSO’s NAV correlate as closely as possible with the inverse of the daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Oil Futures Contract, then their use could lead to greater tracking error. As noted, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USSO’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USSO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USSO for its forward contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USSO estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USSO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USSO has met, and it is anticipated that USSO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USSO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USSO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USSO’s trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Interest earned on USSO’s interest-bearing funds is paid to USSO. During the nine months ended September 30, 2009, USSO’s expenses exceeded the interest income USSO earned and the cash earned by the sale of Creation Baskets. To the extent expenses have exceeded interest income, USSO’s NAV will be negatively impacted.

USSO’s investment in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the period from September 24, 2009 to September 30, 2009, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USSO, all payments with respect to USSO’s expenses were paid by the General Partner. USSO does not have an obligation or intention to refund such payments by the General Partner. The General Partner is under no obligation to pay USSO’s current or future expenses. Since the initial offering of USSO, USSO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) taxes and other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USSO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USSO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USSO will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Crude Oil-Related Investments, such as forwards, involves USSO entering into contractual commitments to purchase or sell crude oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USSO’s future cash requirements since USSO intends to close out its open positions prior to settlement. As a result, USSO is generally only subject to the risk of loss arising from the change in value of the contracts. USSO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USSO’s commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should USSO enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USSO could be unlimited.

USSO’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil-Related Investments markets and the relationships among the contracts held by USSO. The limited experience that USSO has had in utilizing its model to trade in Crude Oil Interests in a manner intended to inversely track the changes in the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USSO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USSO in such circumstances.

The General Partner attempts to manage the credit risk of USSO by following various trading limitations and policies. In particular, USSO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USSO to limit its credit exposure. UBS Securities LLC, USSO’s commodity broker, or any other broker that may be retained by USSO in the future, when acting as USSO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USSO, all assets of USSO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USSO’s assets with its other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USSO’s assets related to foreign Futures Contracts trading.

In the future, USSO may purchase over-the-counter contracts. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2009, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $9,982,462. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2009, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USSO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USSO satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USSO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of USSO’s NAV, currently 0.60% of NAV on its average daily net assets.

The General Partner agreed to pay the start-up costs associated with the formation of USSO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USSO and its units with the SEC, FINRA and the NYSE Arca, respectively. However, following USSO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USSO are directly borne on an ongoing basis by USSO, and not by the General Partner.

The General Partner pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2009. The General Partner has no obligation to continue such payment into subsequent periods.

In addition to the General Partner’s management fee, USSO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USSO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USSO also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USSO’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USSO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USSO may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, USSO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USSO may invest.

To protect itself from the credit risk that arises in connection with such contracts, USSO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USSO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USSO’s exposure to the counterparty. In addition, it is also possible for USSO and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USSO would no longer have credit risk of its original counterparty, as the clearinghouse would now be USSO’s counterparty. USSO would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of USSO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, and (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

USSO anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USSO. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USSO’s ability to successfully track the Benchmark Futures Contract.

USSO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of inversely tracking the price of the Benchmark Futures Contract. USSO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USSO to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USSO would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USSO, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USSO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USSO would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USSO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the period from September 24, 2009 through September 30, 2009, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the period from September 24, 2009 through September 30, 2009, USSO was not exposed to counterparty risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

USSO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USSO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USSO if USSO had any officers, have evaluated the effectiveness of USSO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USSO have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USSO’s internal control over financial reporting during USSO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USSO’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There has not been a material change from the risk factors previously disclosed in USSO’s Registration Statement on Form S-1, which was declared effective by the SEC on September 18, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USSO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USSO’s website at www.unitedstatesshortoilfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.3*	Amended and Restated Agreement of Limited Partnership.
3.4**	Fourth Amended and Restated Limited Liability Company Agreement of the General Partner.
10.2*	Marketing Agent Agreement.
10.3*	Custodian Agreement.
10.4*	Administrative Agency Agreement.
10.5*	Indemnification Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Customer Agreement for Futures Contracts.

*	Filed herewith
**	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-152386) filed on July 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Short Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
Chief Executive Officer

Date: November 16, 2009

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer

Date:  November 16, 2009