Form 10-Q
period 2010-03-31
United States Short Oil Fund, LP
filed 2010-05-17
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES SHORT OIL FUND, LP

Table of Contents

Part I.      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements.

Index to Condensed Financial Statements

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$11,664,497	$11,690,132
Equity in UBS Securities LLC trading accounts:
Cash	1,066,346	2,543,700
Unrealized loss on open commodity futures contracts	(261,030)	(1,024,370)
Recievable for units sold	4,152,535	-
Receivable from General Partner	121,871	206,444
Interest receivable	224	453
Other assets	1,478	-

Total assets	$16,745,921	$13,416,359

Liabilities and Partners’ Capital
Professional fees payable	$126,800	$211,500
General Partner management fees payable (Note 3)	6,560	7,063
Brokerage commission fees payable	645	600
Other liabilities	937	891

Total liabilities	134,942	220,054

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	16,610,979	13,196,305
Total Partners’ Capital	16,610,979	13,196,305

Total liabilities and partners’ capital	$16,745,921	$13,416,359

Limited Partners’ units outstanding	400,000	300,000
Net asset value per unit	$41.53	$43.99
Market value per unit	$41.81	$43.90

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2010

		Loss on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire May 2010	(199)	$(261,030)	(1.57)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio – Class I	$5,001,163	$5,001,163	30.11
Goldman Sachs Financial Square Funds – Government Fund – Class SL	3,000,580	3,000,580	18.06
Total Cash Equivalents		$8,001,743	48.17

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Operations (Unaudited)
For the three months ended March 31, 2010

For the three months
ended March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(1,473,030)
Change in unrealized gain on open positions	763,340
Interest income	820
Other income	1,000

Total loss	(707,870)

Expenses
Professional fees	126,800
General Partner management fees (Note 3)	19,716
Brokerage commission fees	4,369
Other expenses	977

Total expenses	151,862

Expense waivers (Note 3)	(121,871)

Net expenses	29,991

Net loss	$(737,861)
Net loss per limited partnership unit	$(2.46)
Net loss per weighted average limited partnership unit	$(2.45)
Weighted average limited partnership units outstanding	301,111

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$13,196,305	$13,196,305
Addition of 100,000 partnership units	-	4,152,535	4,152,535
Net loss	-	(737,861)	(737,861)

Balances, at March 31, 2010	$-	$16,610,979	$16,610,979

Net Asset Value Per Unit
At December 31, 2009	$43.99
At March 31, 2010	$41.53

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009

	Three months	Three months
	ended March 31, 2010	ended March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(737,861)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account – cash	1,477,354	-
Unrealized gain on futures contracts	(763,340)	-
Increase in receivable from General Partner	84,573	-
Increase in interest receivable and other assets	(1,249)	-
Decrease in General Partner management fees payable	(503)	-
Decrease in professional fees payable	(84,700)
Increase in brokerage commission fees payable	45	-
Increase in other liabilities	46	-
Net cash used in operating activities	(25,635)	-

Net Decrease in Cash and Cash Equivalents	(25,635)	-

Cash and Cash Equivalents, beginning of period	11,690,132	1,000
Cash and Cash Equivalents, end of period	$11,664,497	$1,000

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of January 6, 2009 (the “LP Agreement”).  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will become, over a 4-day period, the next month contract to expire, less USSO’s expenses.  USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of March 31, 2010, USSO held short 199 Futures Contracts for light, sweet crude oil traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (formerly known as Victoria Bay Asset Management, LLC) (the “General Partner”) is responsible for the management of USSO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed its limited partnership units on the NYSE Arca on November 18, 2009.  The General Partner has also filed registration statements to register units of the United States Brent Oil Fund, LP (“USBO”) and the United States Commodity Index Fund (“USCI”).

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

USSO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USSO a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the SEC. On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of March 31, 2010, USSO had registered a total of 30,000,000 units.

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

Creations and Redemptions

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

 Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at March 31, 2010.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2010, USSO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.  USSO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO and US12NG based on the relative assets of each fund, computed on a daily basis. These fees and expenses are estimated to be a total of $538,870 for all funds.

Licensing Fees

As discussed in Note 4, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by the General Partner pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2010, USSO incurred $764 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner, are paid by USSO.  These costs are estimated to be $136,501 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees, taxes and other expenses in connection with the operation of USSO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and US12NG’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. The agreement provides that UBS Securities charge USSO commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USSO engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). USSO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USSO may enter into futures contracts, and options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

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

All of the futures contracts currently traded by USSO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, since, in over-the-counter transactions, USSO must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USSO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USSO invests a portion of its cash in money market funds in an effort to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2010 and December 31, 2009, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $12,730,843 and $14,233,832, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USSO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USSO (observable inputs) and (2) USSO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USSO’s securities at March 31, 2010 using the fair value hierarchy:

At March 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$8,001,743	$8,001,743	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(261,030)	(261,030)	-	-

During the three months ended March 31, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

		At March 31, 2010	At December 31, 2009
Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value	Fair Value

Futures - Commodity Contracts	Assets	$(261,030)	$(1,024,370)

The Effect of Derivative Instruments on the Statement of Operations

		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures -	Realized gain
Commodity Contracts	(loss) on closed
	futures contracts	$(1,473,030)

	Change in unrealized gain (loss) on open futures contracts		$763,340

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the three months
ended March 31, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$43.99
Total loss	(2.36)
Total expenses	(0.10)
Net decrease in net asset value	(2.46)
Net asset value, end of period	$41.53

Total Return	(5.59)%

Ratios to Average Net Assets
Total loss	(5.31)%
Management fees*	0.60%
Total expenses excluding management fees*	4.02%
Expenses waived*	(3.71)%
Net expenses excluding management fees*	0.31%
Net loss	(5.54)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

USSO has performed an evaluation of subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the changes in percentage terms of its units’ net asset value (“NAV”) to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will become, over a 4-day period, the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses.

USSO seeks to achieve its investment objective by investing in short positions in a combination of oil futures contracts and other oil interests such that changes in its NAV, measured in percentage terms, will closely track the inverse of the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USSO’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil futures contracts and other oil interests.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for light, sweet crude oil traded on the NYMEX unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for light, sweet crude oil traded on the NYMEX. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

USSO invests in short positions in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USSO may take short positions in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of USSO’s annual report on Form 10-K for the year ended December 31, 2009, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USSO.

Currently, a number of proposals to alter the regulation of commodity interests are being considered by federal regulators and legislators. These proposals include the imposition of hard position limits on energy-based commodity futures contracts, the extension of position and accountability limits to futures contracts on non-U.S. exchanges previously exempt from such limits, and the forced use of clearinghouse mechanisms for all over-the-counter transactions. An additional proposal would aggregate and limit all positions in energy futures held by a single entity, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts.  The U.S. Commodity Futures Trading Commission (the “CFTC”) has also recently published a proposed rule that would impose fixed position limits on certain energy futures contracts, including the Benchmark Futures Contract, without the need for any new legislation to be passed.  If any of the aforementioned proposals is implemented, USSO’s ability to meet its investment objective may be negatively impacted and investors could be adversely affected.

The general partner of USSO, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO. The General Partner is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Crude oil futures prices were volatile during the three months ended March 31, 2010 and exhibited wide daily swings along with an uneven upward trend from mid- January to late March 2010. The price of the Benchmark Futures Contract started the period at $79.36 per barrel. The low of the period was on February 5, 2010 when prices dropped to $71.19 per barrel. Prices rose over the course of the period and hit a peak on March 31, 2010 of $83.76 per barrel. The period ended with the Benchmark  Futures Contract at $86.76 per barrel, up approximately 5.54% over the period.  USSO’s NAV rose during the period from a starting level of $43.99 per unit and reached its high for the period on February 5, 2010 at $48.86 per unit. USSO’s NAV reached its low for the period on March 31, 2010 at $41.53 per unit. USSO’s NAV on March 31, 2010 was $41.53, down approximately 5.59% over the period. The Benchmark Futures Contract prices listed above begin with the February, 2010 contract and end with the May, 2010 contract. The return of approximately 5.54% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  An investment in oil futures contracts would need to be rolled forward during the time period described in order to achieve such a result.

During the three months ended March 31, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil futures contract is less than the price of the next month crude oil futures contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010. The crude oil futures market remained in contango through the end of March 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USSO’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  USSO’s administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other USSO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO.” On that day, USSO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Deutsche Bank Securities Inc., in exchange for $10,000,000 in cash.

Since its initial offering of 25,000,000 units, USSO has not made any subsequent offering of its units.  As of March 31, 2010, USSO had issued 30,000,000 units, 400,000 of which were outstanding.  As of March 31, 2010, there were 29,600,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2010

A comparison of USSO’s results of operations for the three months ended March 31, 2009 and 2010 has not been provided because USSO did not conduct operations for the three months ended March 31, 2009.

As of March 31, 2010, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $261,030 and USSO established cash deposits, including cash investments in money market funds, that were equal to $12,730,843. USSO held 91.62% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.38% of the cash balance was held as margin deposits for USSO’s short positions in Futures Contracts. The ending per unit NAV on March 31, 2010 was $41.53.

Portfolio Expenses. USSO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that USSO pays to the General Partner is calculated as a percentage of the total net assets of USSO.  USSO pays the General Partner a management fee of 0.60% of its average net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2010, the daily average total net assets of USSO were $13,326,566.  During the three months ended March 31, 2010, the management fee paid by USSO amounted to $19,716, and was accrued daily.  Management fees as a percentage of average net assets were 0.60% over the course of the three months ended March 31, 2010.

In addition to the management fee, USSO pays all brokerage fees, taxes and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees, taxes and expenses for the three months ended March 31, 2010 was $132,146.  For the three months ended March 31, 2010, USSO did not incur any fees or other expenses relating to the registration or offering of additional units.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USSO shares these fees and expenses with USOF, the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis.  These fees for calendar year 2010 are estimated to be a total of $538,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2010, total commissions paid to brokers amounted to $4,369.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2010 represents approximately 0.13% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USSO.   These costs are estimated to be $136,501 for the calendar year 2010.

Interest Income.  USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn interest that accrues on a daily basis. For the three months ended March 31, 2010, USSO earned $820 in interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  USSO did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.

Tracking USSO’s Benchmark

USSO seeks to manage its portfolio such that changes in its average daily NAV, on a percentage basis, inversely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USSO seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in its NAV is within a range of -90% to -110% (-0.9 to -1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USSO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between    -0.45% and -0.55% (i.e., between -0.9 and -1.1 of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.244%, while the simple average daily change in the NAV of USSO over the same time period was -0.247%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 10.44%, meaning that over this time period USSO’s tracking error was outside the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-day period ended March 31, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USSO’s units to the public on September 24, 2009 to March 31, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.123%, while the simple average daily change in the NAV of USSO over the same time period was -0.126%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -2.90%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USSO versus the inverse of the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USSO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USSO’s returns had been exactly inverse to the daily changes in its Benchmark Futures Contract.

For the three months ended March 31, 2010, the actual total return of USSO as measured by changes in its NAV was -5.59%. This is based on an initial NAV of $43.99 on December 31, 2009 and an ending NAV as of March 31, 2010 of $41.53. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have ended the first quarter of 2010 with an estimated NAV of $41.62,  for a total return over the relevant time period of -5.38%. The difference between the actual NAV total return of USSO of -5.59% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of     -5.54% was an error over the time period of -0.05%, which is to say that USSO’s actual total return trailed the inverse of the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO pays and the interest that USSO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USSO received interest income of $820, which is equivalent to a weighted average interest rate of 0.02% for such period.  In addition, during the three months ended March 31, 2010, USSO also collected $1,000 from its authorized purchasers creating or redeeming baskets of units.  This income contributed to USSO’s actual return.  However, if the total assets of USSO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the three months ended March 31, 2010, USSO incurred net expenses of $29,991. Income from interest and Authorized Purchaser collections net of expenses was $(28,171), which is equivalent to a weighted average net interest rate of (0.86)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact, USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns interest on its cash, cash equivalents and Treasury holdings. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2010. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2010, USSO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.13% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.18% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.89)% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2010, USSO did not hold any Other Crude Oil-Related Investments.  However, there can be no assurance that in the future USSO will not invest in such Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2000-2009) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through the first quarter of 2010.

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

Crude Oil Market. During the three months ended March 31, 2010, crude oil prices were impacted by several factors. On the consumption side, demand improved inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the first quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices did finish the first quarter of 2010 approximately 5.54% higher than at the beginning of the year, as investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with natural gas.

10 Year Correlation Matrix 2000-2009	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Gov’t Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil

Large Cap US Equities (S&P 500)	1.000	-0.259	0.966	0.135	0.087	0.023	0.152
US Gov't Bonds (EFFAS US Gov’t Bond Index)		1.000	-0.237	-0.214	-0.078	0.128	-0.127
Global Equities (FTSE World Index)			1.000	0.196	0.165	0.084	0.246
Unleaded Gasoline				1.000	0.613	0.257	0.724
Natural Gas					1.000	0.466	0.334
Heating Oil						1.000	0.783
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended March 31, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a slightly weaker correlation with the movements of natural gas than it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2010	Large Cap US Equities (S&P 500)	US Gov't Bonds (EFFAS US Gov’t Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil

Large Cap US Equities (S&P 500)	1.000	-0.086	0.952	0.317	0.204	-0.146	0.243
US Gov't Bonds (EFFAS US Gov’t Bond Index)		1.000	-0.229	-0.316	-0.321	-0.088	-0.273
Global Equities (FTSE World Index)			1.000	0.425	0.329	-0.056	0.372
Unleaded Gasoline				1.000	0.856	-0.267	0.848
Heating Oil					1.000	0.152	0.937
Natural Gas						1.000	0.098
Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest USSO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USSO’s NAV correlate as closely as possible with the inverse of the daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Oil Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USSO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USSO for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USSO estimates interest income on a daily basis using prevailing interest rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USSO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USSO has met, and it is anticipated that USSO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USSO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts and payment of its expenses, summarized below under “Contractual Obligations.”

USSO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) interest earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of the NAV is held in cash and cash equivalents that are used as margin and as collateral for USSO’s trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Interest earned on USSO’s interest-bearing funds is paid to USSO. During the three months ended March 31, 2010, USSO’s expenses exceeded the interest income USSO earned and the cash earned by the sale of Creation Baskets. During the three months ended March 31, 2010, USSO was forced to use other assets to pay cash expenses, which could cause a drop in USSO’s NAV over time.  To the extent expenses have exceeded interest income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2010, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

Credit Risk

When USSO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USSO in such circumstances.

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

If, in the future, USSO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2010, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $12,730,843. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2010, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

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

The General Partner pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by the General Partner pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

On March 31, 2010, USSO’s portfolio consisted of 199 short Crude Oil Futures CL Contracts traded on NYMEX.  For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

To protect itself from the credit risk that arises in connection with such contracts, USSO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USSO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USSO’s exposure to the counterparty. In addition, it is also possible for USSO and its counterparty to agree to clear their agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USSO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USSO’s counterparty. USSO would still retain any price risk associated with its transaction.

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

During the three months ended March 31, 2010, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the three months ended March 31, 2010, USSO was not exposed to counterparty risk.

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

Part II.    OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

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

Item 6.    Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.

*	Filed herewith.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

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

Date:  May 17, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  May 17, 2010