Form 10-Q
period 2010-06-30
United States Short Oil Fund, LP
filed 2010-08-16
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES SHORT OIL FUND, LP

Table of Contents

Part I.    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$20,792,563	$11,690,132
Equity in UBS Securities LLC trading accounts:
Cash	3,172,397	2,543,700
Unrealized gain (loss) on open commodity futures contracts	45,500	(1,024,370)
Receivable from General Partner (Note 3)	144,775	206,444
Dividend receivable	627	453
Other assets	349	-

Total assets	$24,156,211	$13,416,359

Liabilities and Partners’ Capital
Professional fees payable	$157,620	$211,500
General Partner management fees payable (Note 3)	11,788	7,063
Brokerage commission fees payable	1,080	600
Other liabilities	667	891

Total liabilities	171,155	220,054

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	23,985,056	13,196,305
Total Partners’ Capital	23,985,056	13,196,305

Total liabilities and partners’ capital	$24,156,211	$13,416,359

Limited Partners’ units outstanding	500,000	300,000
Net asset value per unit	$47.97	$43.99
Market value per unit	$48.20	$43.90

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Gain on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire August 2010	317	$45,500	0.19

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$5,001,715	$5,001,715	20.85
Goldman Sachs Financial Square Funds - Government Fund - Class SL	5,000,718	5,000,718	20.85
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	5,000,351	5,000,351	20.85
Total Cash Equivalents		$15,002,784	62.55

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2010

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$4,104,130	$2,631,100
Change in unrealized gain on open positions	306,530	1,069,870
Dividend income	1,444	1,989
Interest income	618	893
Other income	4,000	5,000

Total income	4,416,722	3,708,852

Expenses
Professional fees	30,820	157,620
General Partner management fees (Note 3)	31,661	51,377
Brokerage commission fees	8,514	12,883
Other expenses	3,354	4,331

Total expenses	74,349	226,211

Expense waivers (Note 3)	(22,904)	(144,775)

Net expenses	51,445	81,436

Net income	$4,365,277	$3,627,416
Net income per limited partnership unit	$6.44	$3.98
Net income per weighted average limited partnership unit	$9.32	$9.42
Weighted average limited partnership units outstanding	468,132	385,083

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the six months ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$13,196,305	$13,196,305
Addition of 500,000 partnership units	-	22,638,937	22,638,937
Redemption of 300,000 partnership units	-	(15,477,602)	(15,477,602)
Net income	-	3,627,416	3,627,416

Balances, at June 30, 2010	$-	$23,985,056	$23,985,056

Net Asset Value Per Unit
At December 31, 2009	$43.99
At June 30, 2010	$47.97

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities:
Net income	$3,627,416	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(628,697)	-
Unrealized gain on futures contracts	(1,069,870)	-
Decrease in receivable from General Partner	61,669	-
Increase in dividend receivable and other assets	(523)	-
Decrease in professional fees payable	(53,880)	-
Increase in General Partner management fees payable	4,725	-
Increase in brokerage commission fees payable	480	-
Decrease in other liabilities	(224)	-
Net cash provided by operating activities	1,941,096	-

Cash Flows from Financing Activities:
Subscription of partnership units	22,638,937	-
Redemption of partnership units	(15,477,602)	-
Net cash provided by financing activities	7,161,335	-

Net Increase in Cash and Cash Equivalents	9,102,431	-

Cash and Cash Equivalents, beginning of period	11,690,132	1,000
Cash and Cash Equivalents, end of period	$20,792,563	$1,000

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of January 6, 2009 (the “LP Agreement”).  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses.  USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of June 30, 2010, USSO held short 317 Futures Contracts for light, sweet crude oil traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USSO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”), which was declared effective on July 30, 2010 and commenced trading on the NYSE Arca on August 10, 2010 under the ticker symbol “USCI”.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the SEC. On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of June 30, 2010, USSO had registered a total of 25,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and is the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USSO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USSO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USSO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2008 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets.  However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USSO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USSO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2010, USSO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, USSO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  USSO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, US12NG and USBO based on the relative assets of each fund, computed on a daily basis.

Licensing Fees

As discussed in Note 4, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2010, USSO incurred $2,021 under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USSO.  These costs are estimated to be $132,317 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USSO is party to a marketing agent agreement, dated as of June 8, 2009, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USSO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USSO’s assets up to $3 billion and 0.04% on USSO’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USSO is also party to a custodian agreement, dated October 7, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USSO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USSO is party to an administrative agency agreement, dated October 7, 2008, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USSO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s and USBO’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s and USBO’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s and USBO’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. In accordance with the agreement, UBS Securities charges USSO commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

On May 22, 2009, USSO and the NYMEX entered into a licensing agreement whereby USSO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USSO and the affiliated funds managed by the General Partner, other than USBO, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

USSO’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USSO’s assets posted with that futures commission merchant; however, the vast majority of USSO’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USSO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USSO’s custodian could result in a substantial loss of USSO’s assets.

The General Partner invests a portion of USSO’s cash in money market funds that seek to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $23,964,960 and $14,233,832, respectively. This amount is subject to loss should these institutions cease operations.

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

The following table summarizes the valuation of USSO’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$8,000,969	$8,000,969	$-	$-
Exchange-Traded Futures Contracts United States Contracts	(1,024,370)	(1,024,370)	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$15,002,784	$15,002,784	$-	$-
Exchange-Traded Futures Contracts United States Contracts	45,500	45,500	-	-

During the six months ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted	Statement of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At June 30, 2010	At December 31, 2009

Futures - Commodity Contracts	Assets	$45,500	$(1,024,370)

The Effect of Derivative Instruments on the Statement of Operations

		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income

Futures - Commodity Contracts	Realized gain on closed futures contracts	$2,631,100

	Change in unrealized gain on open futures contracts		$1,069,870

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the six months
ended June 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$43.99
Total income	4.19
Total expenses	(0.21)
Net increase in net asset value	3.98
Net asset value, end of period	$47.97

Total Return	9.05%

Ratios to Average Net Assets
Total income	21.48%
Management fees*	0.60%
Total expenses excluding management fees*	2.04%
Expenses waived*	(1.69)%
Net expenses excluding management fees*	0.35%
Net income	21.01%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on USSO’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

USSO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the changes in percentage terms of its units’ net asset value (“NAV”) to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses.

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

USSO seeks to achieve its investment objective by investing in short positions in a combination of Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the inverse of the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USSO’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Oil-Related Investments.

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

To achieve its investment objective, USSO anticipates that it will need to maintain “short” positions in the Futures Contracts and Other Crude-Oil Related Investments in which it invests. A short position is one in which USSO will have sold the Futures Contract or Other Crude-Oil Related Investment and must buy it back or otherwise close out the position in the future. As a result, a drop in the market value of the Crude Oil Interest would lead to a potential gain for USSO, while an increase in the market value of the Crude Oil Interest would lead to a potential loss for USSO. Typically, a short position will produce a result that is the inverse of buying the Futures Contract or Other Crude-Oil Related Investment (an approach referred to as being “long” the investment). The General Partner expects the performance of USSO to generally be inverse to the performance of the United States Oil Fund, LP (“USOF”), another commodity pool managed by the General Partner, which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the spot price of light, sweet crude oil as traded in the United States.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this quarterly report on Form 10-Q, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USSO.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely affect USSO’s investors.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late March 2010 and a downward trend from April to late June 2010. The price of the Benchmark Futures Contract started the period at $79.36 per barrel. The low of the period was on May 25, 2010 when the price dropped to $68.75 per barrel. The period ended with the Benchmark Futures Contract at $75.63 per barrel, down approximately 4.7% over the period.  USSO’s NAV began the period at $43.99 per unit and ended at $47.97 on June 30, 2010, an increase of approximately 9.05% over the period. USSO’s NAV reached its high for the period on May 25, 2010 at $52.53 per unit and reached its low for the period on April 6th, 2010 at $40.02 per unit. Since USSO’s investment objective is to track the inverse of the changes in the price of the Benchmark Futures Contract, the increase in NAV reflects the inverse of the decrease in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the August 2010 contract. The return of approximately -4.70% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding futures contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude oil futures contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below, in the section titled “Tracking USSO’s Benchmark”.

During the six months ended June 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil futures contract was less than the price of the next month crude oil futures contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010. During the six months ended June 30, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of June 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 25,000,000 units, USSO has not made any subsequent offering of its units.  As of June 30, 2010, USSO had issued 800,000 units, 500,000 of which were outstanding.  As of June 30, 2010, there were 24,200,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2010

A comparison of USSO’s results of operations for the six months ended June 30, 2009 and 2010 has not been provided because USSO did not conduct operations for the six months ended June 30, 2009.

As of June 30, 2010, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $45,500 and USSO established cash deposits, including cash investments in money market funds, that were equal to $23,964,960. USSO held 86.76% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.24% of the cash balance was held as margin deposits for USSO’s short positions in Futures Contracts. The ending per unit NAV on June 30, 2010 was $47.97.

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

During the six months ended June 30, 2010, the daily average total net assets of USSO were $17,267,723.  The management fee paid by USSO during the period amounted to $51,377.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2010 was $174,834.  For the six months ended June 30, 2010, USSO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the six months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USSO.  The total amount of the expense waiver totaled $144,775.  For the six months ended June 30, 2010, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $226,211, and after allowance for the expense waiver, totaled $81,436.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USSO shares these fees and expenses with USOF, the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USSO’s portion of such fees and expenses was $167. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the six months ended June 30, 2010, total commissions paid to brokers amounted to $12,883.  As an annualized percentage of total net assets, the figure for the six months ended June 30, 2010 represents approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USSO.   These costs are estimated to be $132,217 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2010, USSO earned $2,882 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  USSO did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.

For the Three Months Ended June 30, 2010

A comparison of USSO’s results of operations for the three months ended June 30, 2009 and 2010 has not been provided because USSO did not conduct operations for the three months ended June 30, 2009.

Portfolio Expenses.  During the three months ended June 30, 2010, the daily average total net assets of USSO were $21,165,570.  The management fee paid by USSO during the period amounted to $31,661.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2010 was $42,688.  For the three months ended June 30, 2010, USSO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the three months ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USSO.  The total amount of the expense waiver totaled $22,904.  For the three months ended June 30, 2010, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $74,349, and after allowance for the expense waiver, totaled $51,445.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USSO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, US12NG and USBO based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USSO’s portion of such fees and expenses was $167. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the three months ended June 30, 2010, total commissions paid to brokers amounted to $8,514.  As an annualized percentage of total net assets, the figure for the three months ended June 30, 2010 represents approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USSO.   These costs are estimated to be $132,317 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2010, USSO earned $2,062 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%.  USSO did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period.

Tracking USSO’s Benchmark

USSO’s management seeks to manage USSO’s portfolio such that changes in its average daily NAV, on a percentage basis, inversely track, on a percentage basis, the changes in the average daily price of the Benchmark Futures Contract. Specifically, USSO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USSO’s NAV is within a range of -90% to -110% (-0.9 to -1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USSO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between -0.45% and -0.55% (i.e., between -0.9 and -1.1 of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended June 30, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.097%, while the simple average daily change in the NAV of USSO over the same time period was -0.1%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.95%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-day valuation period ended June 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USSO’s units to the public on September 24, 2009 to June 30, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.121%, while the simple average daily change in the NAV of USSO over the same time period was -0.124%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -2.633%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USSO versus the inverse of the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USSO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USSO’s returns had been exactly inverse to the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2010, the actual total return of USSO as measured by changes in its NAV was 9.05%. This is based on an initial NAV of $43.99 on December 31, 2009 and an ending NAV as of June 30, 2010 of $47.97. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $48.19 as of June 30, 2010, for a total return over the relevant time period of 9.55%. The difference between the actual NAV total return of USSO of 9.05% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 9.55% was an error over the time period of -0.5%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO pays and the income that USSO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USSO received dividend and interest income of $2,882, which is equivalent to a weighted average income rate of 0.03% for such period.  In addition, during the six months ended June 30, 2010, USSO also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USSO’s actual return.  During the six months ended June 30, 2010, USSO incurred net expenses of $81,436. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(73,554) which is equivalent to an annualized weighted average net income rate of -0.86 % for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash and cash equivalents. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2010, USSO earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.15% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.20% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.92% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract.  During the six months ended June 30, 2010, USSO did not hold any Other Crude Oil-Related Investments.  If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009.  The crude oil futures market remained in contango through June 30, 2010.

Periods of contango or backwardation do not materially impact USSO’s investment objective of having the percentage changes in its per unit NAV inversely track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USSO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the six months ended June 30, 2010, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the second quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices finished the second quarter of 2010 approximately 4.7% lower than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Natural Gas	Heating Oil	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.135	0.087	0.023	0.152
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.214	-0.078	0.128	-0.127
Global Equities (FTSE World Index)			1.000	0.196	0.165	0.084	0.246
Unleaded Gasoline				1.000	0.613	0.257	0.724
Natural Gas					1.000	0.466	0.334
Heating Oil						1.000	0.783
Crude Oil							1.000

source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it also had a no positive or negative correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.460	0.613	-0.125	0.495
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.411	-0.445	-0.574	-0.015	-0.486
Global Equities (FTSE World Index)			1.000	0.471	0.635	-0.079	0.523
Unleaded Gasoline				1.000	0.846	-0.524	0.801
Heating Oil					1.000	-0.075	0.941
Natural Gas						1.000	-0.089
Crude Oil							1.000
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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest USSO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USSO’s NAV correlate as closely as possible with the inverse of the daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of light, sweet crude oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USSO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USSO for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USSO estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USSO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USSO has met, and it is anticipated that USSO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USSO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USSO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Income received from USSO’s money market funds is paid to USSO.  During the six months ended June 30, 2010, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2010, USSO was forced to use other assets to pay cash expenses, which could cause a drop in USSO’s NAV over time.  To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2010, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USSO, all payments with respect to USSO’s expenses were paid by the General Partner.  USSO does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay USSO’s current or future expenses. Since the initial offering of units, USSO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of the General Partner and (vii) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USSO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USSO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USSO will terminate and investors may lose all or part of their investment.

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

The General Partner attempts to manage the credit risk of USSO by following various trading limitations and policies. In particular, USSO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USSO to limit its credit exposure. UBS Securities LLC, USSO’s commodity broker, or any other broker that may be retained by USSO in the future, when acting as USSO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USSO, all assets of USSO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USSO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USSO’s assets related to foreign Futures Contracts trading.

If, in the future, USSO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $23,964,960. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

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

The General Partner pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner.  The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

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

As of June 30, 2010, USSO’s portfolio consisted of 317 short Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, USSO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USSO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USSO’s exposure to the counterparty. In addition, it is also possible for USSO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USSO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USSO’s counterparty. USSO would still retain any price risk associated with its transaction.

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

During the six months ended June 30, 2010, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the six months ended June 30, 2010, USSO was not exposed to counterparty risk.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely affect USSO’s investors.

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.6**	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2010.

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

Date: August 16, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  August 16, 2010