Form 10-Q
period 2010-09-30
United States Short Oil Fund, LP
filed 2010-11-15
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

☐ Yes    ☒ No

UNITED STATES SHORT OIL FUND, LP

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

Index to Condensed Financial Statements

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$16,369,488	$11,690,132
Equity in UBS Securities LLC trading accounts:
Cash	2,875,452	2,543,700
Unrealized loss on open commodity futures contracts	(823,490)	(1,024,370)
Receivable from General Partner (Note 3)	149,627	206,444
Dividend receivable	840	453
Other assets	218	-

Total assets	$18,572,135	$13,416,359

Liabilities and Partners’ Capital
Professional fees payable	$170,330	$211,500
General Partner management fees payable (Note 3)	9,558	7,063
Brokerage commission fees payable	820	600
Other liabilities	706	891

Total liabilities	181,414	220,054

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	18,390,721	13,196,305
Total Partners’ Capital	18,390,721	13,196,305

Total liabilities and partners’ capital	$18,572,135	$13,416,359

Limited Partners’ units outstanding	400,000	300,000
Net asset value per unit	$45.98	$43.99
Market value per unit	$46.04	$43.90

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

		Loss on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts – Short
United States Contracts
NYMEX Crude Oil Futures CL contracts, expire November 2010	230	$(823,490)	(4.48)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$5,002,520	$5,002,520	27.20
Goldman Sachs Financial Square Funds - Government Fund - Class SL	5,001,814	5,001,814	27.20
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	5,001,426	5,001,426	27.19
Total Cash Equivalents		$15,005,760	81.59

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010 and the period ended September 30, 2009

	Three months ended	Nine months ended	Period ended
	September 30, 2010	September 30, 2010	September 30, 2009
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(290,130)	$2,340,970	$(16,620)
Change in unrealized gain (loss) on open positions	(868,990)	200,880	(271,700)
Dividend income	2,927	4,916	100
Interest income	241	1,134	29
Other income	1,000	6,000	-

Total income (loss)	(1,154,952)	2,553,900	(288,191)

Expenses
Professional fees	12,710	170,330	1,925
General Partner management fees (Note 3)	31,642	83,019	1,189
Brokerage commission fees	6,555	19,438	1,247
Other expenses	1,757	6,088	56

Total expenses	52,664	278,875	4,417

Expense waiver (Note 3)	(4,852)	(149,627)	(1,628)

Net expenses	47,812	129,248	2,789

Net income (loss)	$(1,202,764)	$2,424,652	$(290,980)
Net income (loss) per limited partnership unit	$(1.99)	$1.99	$(1.45)
Net income (loss) per weighted average limited partnership unit	$(2.75)	$6.02	$(1.45)
Weighted average limited partnership units outstanding	438,043	402,930	200,000

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$-	$13,196,305	$13,196,305
Addition of 500,000 partnership units	-	22,638,937	22,638,937
Redemption of 400,000 partnership units	-	(19,869,173)	(19,869,173)
Net income	-	2,424,652	2,424,652

Balances, at September 30, 2010	$-	$18,390,721	$18,390,721

Net Asset Value Per Unit:
At December 31, 2009	$43.99
At September 30, 2010	$45.98

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and the period ended September 30, 2009

	Nine months ended	Period ended
	September 30, 2010	September 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$2,424,652	$(290,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(331,752)	(882,433)
Unrealized (gain) loss on futures contracts	(200,880)	271,700
Increase (decrease) in receivable from General Partner	56,817	(1,628)
Increase in dividend receivable and other assets	(605)	(100)
Increase (decrease) in professional fees payable	(41,170)	1,925
Increase in General Partner management fees payable	2,495	1,189
Increase in brokerage commission fees payable	220	300
Increase (decrease) in other liabilities	(185)	56
Net cash provided by (used in) operating activities	1,909,592	(899,971)

Cash Flows from Financing Activities:
Addition of partnership units	22,638,937	10,000,000
Redemption of partnership units	(19,869,173)	(1,000)
Net cash provided by financing activities	2,769,764	9,999,000

Net Increase in Cash and Cash Equivalents	4,679,356	9,099,029

Cash and Cash Equivalents, beginning of period	11,690,132	1,000
Cash and Cash Equivalents, end of period	$16,369,488	$9,100,029

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of January 6, 2009 (the “LP Agreement”).  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses.  USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of September 30, 2010, USSO held short 230 Futures Contracts for light, sweet crude oil traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USSO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the SEC. On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil.  As of September 30, 2010, USSO had registered a total of 25,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USSO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USSO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USSO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USSO is not subject to income tax return examinations by major taxing authorities for years before 2008 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets.  However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USSO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USSO in accordance with the objectives and policies of USSO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USSO. For these services, USSO is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.60% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2010 and the period ended September 30, 2009, USSO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by the General Partner, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the nine months ended September 30, 2010 and the period ended September 30, 2009, USSO incurred $3,296 and $46, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USSO.  These costs are estimated to be $150,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by the General Partner as outlined in Note 4 below. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

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

USSO is also party to a custodian agreement, dated October 7, 2008, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USSO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USSO is party to an administrative agency agreement, dated October 7, 2008, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USSO. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

On May 22, 2009, USSO and the NYMEX entered into a licensing agreement whereby USSO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, USSO and the affiliated funds managed by the General Partner, other than USBO and USCI, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3.

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

Through September 30, 2010, all of the futures contracts held by USSO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of USSO’s cash in money market funds that seek to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $19,244,940 and $14,233,832, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USSO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USSO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USSO’s securities at December 31, 2009 using the fair value hierarchy:

At December 31, 2009	Total	Level I	Level II	Level III

Short-Term Investments	$8,000,969	$8,000,969	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(1,024,370)	(1,024,370)	-	-

During the year ended December 31, 2009, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$15,005,760	$15,005,760	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(823,490)	(823,490)	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009

Futures -
Commodity Contracts	Assets	$(823,490)	$(1,024,370)

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010		For the period ended September 30, 2009
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss Recognized in Income

Futures - Commodity Contracts	Realized gain (loss) on closed futures contracts	$2,340,970		$(16,620)

	Change in unrealized gain (loss) on open futures contracts		$200,880		$(271,700)

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 and the period ended September 30, 2009 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the period ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$43.99	$50.00
Total income (loss)	2.31	(1.44)
Total expenses	(0.32)	(0.01)
Net increase (decrease) in net asset value	1.99	(1.45)
Net asset value, end of period	$45.98	$48.55

Total Return	4.52%	(2.90	)%**

Ratios to Average Net Assets
Total income (loss)	13.81%	(2.79)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.42%	1.63%
Expenses waived*	(1.08)%	(0.82)%
Net expenses excluding management fees*	0.34%	0.81%
Net income (loss)	13.11%	(2.82)%

  *Annualized
  **For the period from September 24, 2009 to September 30, 2009

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USSO’s financial statement disclosures.

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the changes in percentage terms of its units’ net asset value (“NAV”) to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law. The legislation includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely affect USSO’s investors.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2010 and exhibited moderate daily swings along with an uneven upward trend between January and late March 2010 and a downward trend from April to late September 2010. The price of the Benchmark Futures Contract started the period at $79.36 per barrel. The Benchmark Futures Contract reached its high for the period on April 6, 2010 at $86.84 per barrel and reached its low for the period on May 25, 2010 when the price dropped to $68.75 per barrel. The period ended with the Benchmark Futures Contract at $79.97 per barrel, up approximately 0.769% over the period.  USSO’s NAV began the period at $43.99 per unit and ended the period at $45.98 per unit on September 30, 2010, an increase of approximately 4.52% over the period. USSO’s NAV reached its high for the period on May 25, 2010 at $52.53 per unit and reached its low for the period on April 6, 2010 at $40.02 per unit.  Since USSO’s investment objective is to track the inverse of the changes in the price of the Benchmark Futures Contract, the increase in NAV reflects the inverse of the decrease in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2010 contract and ended with the November 2010 contract. The return of approximately 0.769% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below, in the section titled “Tracking USSO’s Benchmark”.

During the nine months ended September 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the nine months ended September 30, 2010, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of September 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offering of its units.  As of September 30, 2010, USSO had issued 800,000 units, 400,000 of which were outstanding.  As of September 30, 2010, there were 24,200,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010 Compared to the Period Ended September 30, 2009

Since USSO commenced operations on September 24, 2009, the comparison of USSO’s results of operations for the nine months ended September 30, 2010 and the period of September 24, 2009 to September 30, 2009 may not be meaningful.

As of September 30, 2010, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $823,490, and USSO established cash deposits, including cash investments in money market funds, that were equal to $19,244,940. USSO held 85.06% of its cash assets in overnight deposits and money market funds at its custodian bank, while 14.94% of the cash balance was held as margin deposits for USSO’s short positions in Futures Contracts. The ending per unit NAV on September 30, 2010 was $45.98.

By comparison, as of September 30, 2009, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $271,700, and USSO established cash deposits, including cash investments in money market funds, that were equal to $9,982,462. USSO held 91.16% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.84% of the cash balance was held as margin deposits for USSO’s short positions in Futures Contracts. The ending per unit NAV on September 30, 2009 was $48.55.  The decrease in the per unit NAV for September 30, 2010 as compared to September 30, 2009 was primarily due to the rise in the price of the Benchmark Futures Contract.

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

During the nine months ended September 30, 2010, the daily average total net assets of USSO were $18,499,371.  The management fee incurred by USSO during the period amounted to $83,019.  By comparison, during the period ended September 30, 2009, the daily average total net assets of USSO were $10,332,520.  The management fee paid by USSO during the period amounted to $1,189.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $195,856, as compared to $3,228 for the period ended September 30, 2009.  The increase in expenses for the nine months ended September 30, 2010 as compared to the period ended September 30, 2009 was primarily due to the fact that USSO was only operating for six days during the period ended September 30, 2009 versus a full nine months of operations for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010 and the period ended September 30, 2009, USSO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the nine months ended September 30, 2010 and the period ended September 30, 2009, an expense waiver was in effect which offset certain of the expenses incurred by USSO.  The total amount of the expense waiver was $149,627 for the nine months ended September 30, 2010 and $1,628 for the period ended September 30, 2009.  For the nine months ended September 30, 2010 and the period ended September 30, 2009, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $278,875 and $4,417, respectively, and after allowance for the expense waiver, totaled $129,248 and $2,789, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USSO shares these fees and expenses with USOF, the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”) based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USSO’s portion of such fees and expenses was $167. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USSO, USOF, USNG, US12OF, UGA, USHO, US12NG and USBO.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $19,438.  By comparison, during the period ended September 30, 2009, total commissions paid to brokers amounted to $1,247.  The increase in the total commissions paid to brokers for the nine months ended September 30, 2010 as compared to the period ended September 30, 2009 was primarily due to the fact that USSO was only operating for six days during the period ended September 30, 2009 versus a full nine months of operations for the nine months ended September 30, 2010.  As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.14% of total net assets.  By comparison, the figure for the period ended September 30, 2009 represented approximately 0.63% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USSO.   These costs are estimated to be $150,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, USSO earned $6,050 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USSO did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the period ended September 30, 2009, USSO earned $129 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.07%.  USSO did not purchase Treasuries during the period ended September 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2010 compared to the same time period in 2009. As a result, the amount of income earned by USSO as a percentage of total net assets was lower during the nine months ended September 30, 2010 compared to the period ended September 30, 2009.

For the Three Months Ended September 30, 2010 Compared to the Period Ended September 30, 2009

Since USSO commenced operations on September 24, 2009, the comparison of USSO’s results of operations for the three months ended September 30, 2010 and the period of September 24, 2009 to September 30, 2009 may not be meaningful.

Portfolio Expenses.  During the three months ended September 30, 2010, the daily average total net assets of USSO were $20,922,507.  The management fee incurred by USSO during the period amounted to $31,642.  By comparison, during the period ended September 30, 2009, the daily average total net assets of USSO were $10,332,520.  The management fee paid by USSO during the period amounted to $1,189.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $21,022, as compared to $3,228 for the period ended September 30, 2009.  The increase in expenses for the three months ended September 30, 2010 as compared to the period ended September 30, 2009 was primarily due to the fact that USSO was only operating for six days during the period ended September 30, 2009 versus a full three months of operations for the three months ended September 30, 2010.  For the three months ended September 30, 2010 and the period ended September 30, 2009, USSO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the three months ended September 30, 2010 and the period ended September 30, 2009, an expense waiver was in effect which offset certain of the expenses incurred by USSO.  The total amount of the expense waiver was $4,852 for the three months ended September 30, 2010 and $1,628 for the period ended September 30, 2009.  For the three months ended September 30, 2010 and the period ended September 30, 2009, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $52,664 and $4,417, respectively, and after allowance for the expense waiver, totaled $47,812 and $2,789, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USSO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, US12NG and USBO based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  By comparison, for the year ended December 31, 2009, these fees and expenses amounted to a total of $433,046 for all funds, and USSO’s portion of such fees and expenses was $167. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USSO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USSO, USOF, USNG, US12OF, UGA, USHO, US12NG and USBO.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the three months ended September 30, 2010, total commissions paid to brokers amounted to $6,555.  By comparison, during the period ended September 30, 2009, total commissions paid to brokers amounted to $1,247.  The increase in the total commissions paid to brokers for the three months ended September 30, 2010 as compared to the period ended September 30, 2009 was primarily due to the fact that USSO was only operating for six days during the period ended September 30, 2009 versus a full three months of operations for the three months ended September 30, 2010.  As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.12% of total net assets.  By comparison, the figure for the period ended September 30, 2009 represented approximately 0.63% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USSO. These costs are estimated to be $150,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2010, USSO earned $3,168 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USSO did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.  By comparison, for the period ended September 30, 2009, USSO earned $129 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.07%.  USSO did not purchase Treasuries during the period ended September 30, 2009 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2010 compared to the period ended September 30, 2009. As a result, the amount of income earned by USSO as a percentage of total net assets was lower during the three months ended September 30, 2010 compared to the period ended September 30, 2009.

Tracking USSO’s Benchmark

USSO’s management seeks to manage USSO’s portfolio such that changes in its average daily NAV, on a percentage basis, inversely track, on a percentage basis, the changes in the average daily price of the Benchmark Futures Contract. Specifically, USSO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USSO’s NAV is within a range of -90% to -110% (-0.9 to -1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USSO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between -0.45% and -0.55% (i.e., between -0.9 and -1.1 of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for light, sweet crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended September 30, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.127%, while the simple average daily change in the NAV of USSO over the same time period was -0.130%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -2.14%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2010.  The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to September 30, 2010, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.013%, while the simple average daily change in the NAV of USSO over the same time period was -0.016%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -2.14%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USSO versus the inverse of the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USSO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USSO’s returns had been exactly inverse to the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2010, the actual total return of USSO as measured by changes in its NAV was 4.52%. This is based on an initial NAV of $43.99 on December 31, 2009 and an ending NAV as of September 30, 2010 of $45.98. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $46.08 as of September 30, 2010, for a total return over the relevant time period of 4.75%. The difference between the actual NAV total return of USSO of 4.52% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 4.75% was an error over the time period of -0.226%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, USSO received dividend and interest income of $6,050, which is equivalent to a weighted average income rate of 0.04% for such period.  In addition, during the nine months ended September 30, 2010, USSO also collected $6,000 from its Authorized Purchasers for creating or redeeming baskets of units.  This income also contributed to USSO’s actual return.  During the nine months ended September 30, 2010, USSO incurred net expenses of $129,248.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(117,198), which is equivalent to an annualized weighted average net income rate of (0.85)% for the nine months ended September 30, 2010.

By comparison, for the period ended September 30, 2009, the actual total return of USSO as measured by changes in its NAV was -2.90%. This was based on an initial NAV of $50.00 on September 24, 2009 and an ending NAV as of September 30, 2009 of $48.55. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $48.57 as of September 30, 2009, for a total return over the relevant time period of -2.86%. The difference between the actual NAV total return of USSO of -2.90% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of -2.86% was an error over the time period of -0.04%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the period ended September 30, 2009, USSO received dividend and interest income of $129, which is equivalent to a weighted average income rate of 0.07% for such period.  During the period ended September 30, 2009, USSO did not collect any income from its Authorized Purchasers for creating or redeeming baskets of units.  During the period ended September 30, 2009, USSO incurred net expenses of $2,789.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(2,660), which is equivalent to an annualized weighted average net income rate of -1.34% for the period ended September 30, 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash and cash equivalents. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of the General Partner), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, USSO earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees and approximately 0.14% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.20% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.90% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2010, USSO did not hold any Other Crude Oil-Related Investments.  If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns.  Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through September 30, 2010.

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

Crude Oil Market. During the nine months ended September 30, 2010, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the third quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Crude oil prices finished the third quarter of 2010 approximately 1% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

Source: Bloomberg, NYMEX
 PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2010, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline. During this period, it had no positive or negative correlation with the movements of natural gas compared to what it had displayed over the ten year period ended December 31, 2009. Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a mildly positive correlation over this shorter time period, particularly due to the recent downturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.676	0.717	-0.075	0.715
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.569	-0.587	-0.282	-0.559
Global Equities (FTSE World Index)			1.000	0.687	0.748	-0.074	0.743
Unleaded Gasoline				1.000	0.914	-0.004	0.958
Heating Oil					1.000	0.003	0.943
Natural Gas						1.000	0.115
Crude Oil							1.000

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USSO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USSO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USSO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USSO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Income received from USSO’s money market funds is paid to USSO.  During the nine months ended September 30, 2010, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2010, USSO was forced to use other assets to pay cash expenses, which could cause a drop in USSO’s NAV over time.  To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2010, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

As of September 30, 2010, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $19,244,940. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USSO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USSO and its units with the SEC, FINRA and the NYSE Arca, respectively. However, since USSO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USSO have been directly borne on an ongoing basis by USSO, and not by the General Partner.

The General Partner pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports. The General Partner and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by the General Partner, other than USBO, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner.  The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2010, USSO’s portfolio consisted of 230 short Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USSO may purchase over-the-counter contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

To protect itself from the credit risk that arises in connection with such contracts, USSO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USSO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USSO’s exposure to the counterparty. In addition, it is also possible for USSO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USSO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USSO’s counterparty. USSO would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USSO.

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

During the nine months ended September 30, 2010, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 30, 2010, and USSO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010.

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

Date: November 15, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 15, 2010