Form 10-Q
period 2011-03-31
United States Short Oil Fund, LP
filed 2011-05-16
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐ Yes    ☒ No

UNITED STATES SHORT OIL FUND, LP

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$6,774,686	$7,473,514
Equity in UBS Securities LLC trading accounts:
Cash	708,007	844,680
Unrealized loss on open commodity futures contracts	(302,590)	(205,860)
Receivable from General Partner (Note 3)	38,628	175,447
Dividend receivable	63	201
Other assets	970	831

Total assets	$7,219,764	$8,288,813

Liabilities and Partners’ Capital
Professional fees payable	$40,552	$199,866
General Partner management fees payable (Note 3)	2,871	4,217
Brokerage commissions payable	257	342
Other liabilities	305	587

Total liabilities	43,985	205,012

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	7,175,779	8,083,801
Total Partners’ Capital	7,175,779	8,083,801

Total liabilities and partners’ capital	$7,219,764	$8,288,813

Limited Partners’ units outstanding	200,000	200,000
Net asset value per unit	$35.88	$40.42
Market value per unit	$35.95	$40.42

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

		Loss on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL contracts, expiring May 2011	67	$(302,590)	(4.22)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$1,003,282	$1,003,282	13.98
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,002,221	1,002,221	13.97
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,002,129	1,002,129	13.96
Total Cash Equivalents		$3,007,632	41.91

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(374,880)	$(1,473,030)
Change in unrealized gain (loss) on open positions	(96,730)	763,340
Dividend income	253	545
Interest income	89	275
Other income	4,000	1,000

Total loss	(467,268)	(707,870)

Expenses
Professional fees	40,552	126,800
General Partner management fees (Note 3)	7,697	19,716
Brokerage commissions	1,709	4,369
Other expenses	497	977

Total expenses	50,455	151,862

Expense waiver (Note 3)	(38,628)	(121,871)

Net expenses	11,827	29,991

Net loss	$(479,095)	$(737,861)
Net loss per limited partnership unit	$(4.54)	$(2.46)
Net loss per weighted average limited partnership unit	$(3.65)	$(2.45)
Weighted average limited partnership units outstanding	131,111	301,111

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$8,083,801	$8,083,801
Addition of 200,000 partnership units	-	7,793,799	7,793,799
Redemption of 200,000 partnership units	-	(8,222,726)	(8,222,726)
Net loss	-	(479,095)	(479,095)

Balances, at March 31, 2011	$-	$7,175,779	$7,175,779

Net Asset Value Per Unit:
At December 31, 2010	$40.42
At March 31, 2011	$35.88

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(479,095)	$(737,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash	136,673	1,477,354
Unrealized (gain) loss on futures contracts	96,730	(763,340)
Decrease in receivable from General Partner	136,819	84,573
Increase in dividend receivable and other assets	(1)	(1,249)
Decrease in professional fees payable	(159,314)	(84,700)
Decrease in General Partner management fees payable	(1,346)	(503)
Increase (decrease) in brokerage commissions payable	(85)	45
Increase (decrease) in other liabilities	(282)	46
Net cash used in operating activities	(269,901)	(25,635)

Cash Flows from Financing Activities:
Addition of partnership units	7,793,799	-
Redemption of partnership units	(8,222,726)	-

Net cash used in financing activities	(428,927)	-

Net Decrease in Cash and Cash Equivalents	(698,828)	(25,635)

Cash and Cash Equivalents, beginning of period	7,473,514	11,690,132
Cash and Cash Equivalents, end of period	$6,774,686	$11,664,497

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of May 18, 2009 (the “LP Agreement”).  The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.  USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil, and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2011, USSO held short 67 Futures Contracts traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. United States Commodity Funds LLC (“USCF”) is responsible for the management of USSO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of March 31, 2011, USSO had registered a total of 25,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements.  Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations USSO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate.  In addition, USSO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USSO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2008 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2011.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2011 and 2010, USSO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USSO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USSO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the three months ended March 31, 2011 and 2010, USSO incurred $311 and $764, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USSO. These costs are estimated to be $140,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services.  In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. In accordance with the agreement, UBS Securities charges USSO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by USSO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of March 31, 2011 and December 31, 2010, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $7,482,693 and $8,318,194, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$40.42	$43.99
Total loss	(4.45)	(2.36)
Total expenses	(0.09)	(0.10)
Net decrease in net asset value	(4.54)	(2.46)

Net asset value, end of period	$35.88	$41.53

Total Return	(11.23)%	(5.59)%

Ratios to Average Net Assets
Total loss	(8.98)%	(5.31)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	3.33%	4.02%
Expenses waived*	(3.01)%	(3.71)%
Net expenses excluding management fees*	0.32%	0.31%
Net loss	(9.21)%	(5.54)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

USSO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USSO (observable inputs) and (2) USSO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

The following table summarizes the valuation of USSO’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$7,007,241	$7,007,241	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(205,860)	(205,860)	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$3,007,632	$3,007,632	$-	$-
Exchange-Traded Futures Contracts
United States Contracts	(302,590)	(302,590)	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(302,590)	$(205,860)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized loss on closed positions	$(374,880)		$(1,473,030)

	Change in unrealized gain (loss) on open positions		$(96,730)		$763,340

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of USCF for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USSO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USSO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USSO cannot assure investors that the projections included in these forward-looking statements will come to pass. USSO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil.

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

USSO seeks to achieve its investment objective by investing in short positions in a combination of Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the inverse of the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. The general partner of USSO, the United States Commodity Funds LLC (“USCF”) believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Oil-Related Investments.

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

To achieve its investment objective, USSO anticipates that it will need to maintain “short” positions in the Futures Contracts and Other Crude-Oil Related Investments in which it invests. A short position is one in which USSO will have sold the Futures Contract or Other Crude-Oil Related Investment and must buy it back or otherwise close out the position in the future. As a result, a drop in the market value of the Crude Oil Interest would lead to a potential gain for USSO, while an increase in the market value of the Crude Oil Interest would lead to a potential loss for USSO. Typically, a short position will produce a result that is the inverse of buying the Futures Contract or Other Crude-Oil Related Investment (an approach referred to as being “long” the investment). USCF expects the performance of USSO to generally be inverse to the performance of the United States Oil Fund, LP (“USOF”), another commodity pool managed by USCF, which seeks to have the changes in percentage terms of its units’ NAV track the changes in percentage terms of the spot price of light, sweet crude oil as traded in the United States.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USSO.  In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely affect USSO’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options. On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect initial minimum and variation margin amounts from swap counterparties. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USSO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities. Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules. As commodity pools, USSO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USSO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. The effect of the future regulatory change on USSO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO.  USCF is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2011 and exhibited moderate daily swings along with an uneven upward trend between January 1, 2011 and February 15, 2011 and a downward trend from February 16, 2011 to March 31, 2011 and finished the period with a sharp upward trend.  The price of the Benchmark Futures Contract started the period at $91.38 per barrel.  It hit a peak on March 31, 2011 at $106.72 per barrel.  The low of the period was on January 27, 2011 when the price dropped to $85.64 per barrel.  The period ended with the Benchmark Futures Contract at $106.72 per barrel, up approximately 16.79% over the period.  USSO’s NAV began the period at $40.42 per unit and ended the period at $35.88 per unit on March 31, 2011, a decrease of approximately 11.23% over the period.  USSO’s NAV reached its high for the period on February 15, 2011 at $43.87 per unit and reached its low for the period on March 31, 2011 at $35.88 per unit.  Since USSO’s investment objective is to track the inverse of the changes in the price of the Benchmark Futures Contract, the decrease in NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract.  The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the May 2011 contract.  The return of approximately 16.79% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below, in the section titled “Tracking USSO’s Benchmark.”

During the three months ended March 31, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010 and the three months ended March 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of March 2011.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units.  As of March 31, 2011, USSO had issued 1,000,000 units, 200,000 of which were outstanding.  As of March 31, 2011, there were 24,000,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $302,590 and USSO established cash deposits, including cash investments in money market funds, that were equal to $7,482,693.  USSO held 90.54% of its cash assets in overnight deposits and money market funds at its custodian bank, while 9.46% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts.  The ending per unit NAV on March 31, 2011 was $35.88.

By comparison, as of March 31, 2010, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $261,030 and USSO established cash deposits, including cash investments in money market funds, that were equal to $12,730,843. USSO held 91.62% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.38% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts. The ending per unit NAV on March 31, 2010 was $41.53.  The decrease in the per unit NAV for March 31, 2011 as compared to March 31, 2010 was primarily a result of crude oil futures contracts rising in value between the period ended March 31, 2010 and the period ended March 31, 2011.

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

During the three months ended March 31, 2011, the daily average total net assets of USSO were $5,202,771.  The management fee incurred by USSO during the period amounted to $7,697.  By comparison, during the three months ended March 31, 2010, the daily average total net assets of USSO were $13,326,566.  The management fee paid by USSO during the period amounted to $19,716.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $4,130, as compared to $10,275 for the three months ended March 31, 2010.  The decrease in expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was primarily a result of the relative size of USSO and activity that resulted from its decreased size, including decreased brokerage fees and decreased licensing fees during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the three months ended March 31, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USSO.  The total amount of the expense waiver was $38,628 for the three months ended March 31, 2011 and $121,871 for the three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $50,455 and $151,862, respectively, and after allowance for the expense waiver, totaled $11,827 and $29,991, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USSO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USSO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and USSO’s portion of such fees and expenses was $3,091. Effective as of April 1, 2010, USSO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $1,709.  By comparison, during the three months ended March 31, 2010, total commissions paid to brokers amounted to $4,369.  The decrease in the total commissions paid to brokers for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USSO’s average total net assets, the increase in the price of Futures Contracts and the decrease in redemptions and creations of units during the three months ended March 31, 2011. The decrease in assets required USSO to purchase a fewer number of Futures Contracts and incur a smaller amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.13% of total net assets.  By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.13% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USSO.  These costs are estimated to be $140,000 for the year ending December 31, 2011.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position.  As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2011, USSO earned $342 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  USSO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.  By comparison, for the three months ended March 31, 2010, USSO earned $820 in dividend and interest income on such cash and/or cash equivalents.  Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%.  USSO did not purchase Treasuries during the three months ended March 31, 2010 and held only cash and/or cash equivalents during this time period.  Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  As a result, the amount of income earned by USSO as a percentage of total net assets was higher during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Tracking USSO’s Benchmark

USCF seeks to manage USSO’s portfolio such that changes in its average daily NAV, on a percentage basis, inversely track, on a percentage basis, the changes in the average daily price of the Benchmark Futures Contract. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USSO’s NAV is within a range of -90% to -110% (-0.9 to -1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between -0.45% and -0.55% (i.e., between -0.9 and -1.1 of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2011, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.633%, while the simple average daily change in the NAV of USSO over the same time period was -0.638%. The average daily difference was -0.006% (or -0.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.892%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2011. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to March 31, 2011, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.066%, while the simple average daily change in the NAV of USSO over the same time period was -0.071%. The average daily difference was -0.137% (or -13.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.447%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USSO as measured by changes in its NAV was -11.23%. This is based on an initial NAV of $40.42 on December 31, 2010 and an ending NAV as of March 31, 2011 of $35.88. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $36.15 as of March 31, 2011, for a total return over the relevant time period of -10.56%. The difference between the actual NAV total return of USSO of -11.23% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of -10.56% was an error over the time period of -0.67%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USSO received dividend and interest income of $342, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USSO also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual return. During the three months ended March 31, 2011, USSO incurred net expenses of $11,827. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,485), which is equivalent to an annualized weighted average net income rate of (0.58)% for the three months ended March 31, 2011.

By comparison, for the three months ended March 31, 2010, the actual total return of USSO as measured by changes in its NAV was -5.59%. This was based on an initial NAV of $43.99 on December 31, 2009 and an ending NAV as of March 31, 2010 of $41.53. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $41.62 as of March 31, 2011, for a total return over the relevant time period of -5.38%. The difference between the actual NAV total return of USSO of -5.59% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of -5.54% was an error over the time period of -0.05%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2010, USSO received dividend and interest income of $820, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2010, USSO also collected $1,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USSO’s actual return. During the three months ended March 31, 2010, USSO incurred net expenses of $29,991. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(28,171), which is equivalent to an annualized weighted average net income rate of (0.86)% for the three months ended March 31, 2010.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash and cash equivalents. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USSO earned, on an annualized basis, approximately 0.03% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.13% in brokerage commission costs related to the purchase and sale of futures contracts and 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.89% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2001-2010) for light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for light, sweet crude oil from the dollar price of the near month contract for light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango.  The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between 2001 and 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An investment in a portfolio that involved owning only the near month contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ worth of contracts.  Generally speaking, when the crude oil futures market is in backwardation, the near month only portfolio would tend to have a higher total return than the 12-month portfolio.  Conversely, if the crude oil futures market was in contango, the portfolio containing 12 months’ worth of contracts would tend to outperform the near month only portfolio.  The chart below shows the annual results of owning a portfolio consisting of the near month contract and a portfolio containing the near 12 months’ worth of contracts.  In addition, the chart shows the annual change in the spot price of light, sweet crude oil.  In this example, each month, the near month only portfolio would sell the near month contract at expiration and buy the next month out contract.  The portfolio holding an equal number of the near 12 months’ worth of contracts would sell the near month contract at expiration and replace it with the contract that becomes the new twelfth month contract.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years.  In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12-month approach had higher total returns.  The above chart does not represent the performance history of USSO or any affiliated funds.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through 2010 and the three months ended March 31, 2011.

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

Crude Oil Market. During the three months ended March 31, 2011, crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful.  Production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day.  Crude oil prices finished the first quarter of 2011 approximately 16.79% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline.  Finally, crude oil had a positive, but weaker, correlation with natural gas.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.175	0.186	0.059	0.214
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.242	-0.126	0.096	-0.168
Global Equities (FTSE World Index)			1.000	0.235	0.270	0.109	0.308
Unleaded Gasoline				1.000	0.721	0.309	0.756
Heating Oil					1.000	0.484	0.846
Natural Gas						1.000	0.399
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one-year period ended March 31, 2011, crude oil continued to have a strong positive correlation with heating oil and unleaded gasoline.  During this period, it had a weaker correlation with the movements of natural gas compared to what it had displayed over the ten-year period ended March 31, 2011.  Notably, the correlation between crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period, particularly due to the recent upturn in the U.S. and global economies.  Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.657	0.795	0.090	0.774
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.721	-0.654	-0.275	-0.689
Global Equities (FTSE World Index)			1.000	0.621	0.781	-0.044	0.771
Unleaded Gasoline				1.000	0.829	0.217	0.957
Heating Oil					1.000	-0.063	0.883
Natural Gas						1.000	0.248
Crude Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that crude oil could have long-term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

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

USCF has evaluated the nature and types of estimates that it makes in preparing USSO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by USSO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USSO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments.  A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Income received from USSO’s money market funds is paid to USSO.  During the three months ended March 31, 2011, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets.  During the three months ended March 31, 2011, USSO was forced to use other assets to pay cash expenses, which could cause a drop in USSO’s NAV over time.  To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

Since the initial offering of USSO, all payments with respect to USSO’s expenses were paid by USCF.  USSO does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USSO’s current or future expenses. Since the initial offering of units, USSO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USSO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units.  If USCF and USSO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USSO will terminate and investors may lose all or part of their investment.

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

If, in the future, USSO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $7,482,693.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO.  While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

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

USCF pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports.  USCF and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX.  USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees, which are borne by USCF.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USSO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of USSO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USSO also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited in Item 1 of this quarterly report on Form 10-Q).

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

As of March 31, 2011, USSO’s portfolio consisted of 67 short Crude Oil Futures CL Contracts traded on the NYMEX.  For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USSO may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.
Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis.  For example, USSO may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USSO may invest.

To reduce the credit risk that arises in connection with such contracts, USSO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of USSO’s overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF on behalf of USSO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  USSO will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USSO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USSO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USSO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of inversely tracking the price of the Benchmark Futures Contract.  USSO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USSO to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  USSO would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USSO, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.  USSO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  USSO would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USSO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended March 31, 2011, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USSO was not exposed to counterparty risk.

USSO anticipates that the use of Other Crude Oil-Related Interests together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USSO.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USSO’s ability to successfully track the Benchmark Futures Contract.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

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

Item 6.    Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1 (1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Date:  May 16, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  May 16, 2011