Form 10-Q
period 2011-06-30
United States Short Oil Fund, LP
filed 2011-08-15
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES SHORT OIL FUND, LP

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	December 31, 2010	December 31, 2010
	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents (Note 5)	$9,469,937	$7,473,514
Equity in UBS Securities LLC trading accounts:
Cash	1,916,568	844,680
Unrealized gain (loss) on open commodity futures contracts	444,130	(205,860)
Receivable from General Partner (Note 3)	84,552	175,447
Dividend receivable	54	201
Other assets	809	831

Total assets	$11,916,050	$8,288,813

Liabilities and Partners’ Capital
Investment payable	$5	$—
Professional fees payable	90,420	199,866
General Partners management fees payable (Note 3)	5,785	4,217
Brokerage commissions payable	427	342
Other liabilities	648	587

Total liabilities	97,285	205,012

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	11,818,765	8,083,801

Total Partners’ Capital	11,818,765	8,083,801

Total liabilities and partners’ capital	$11,916,050	$8,288,813

Limited Partners’ units outstanding	300,000	200,000

Net asset value per unit	$39.40	$40.42

Market value per unit	$39.61	$40.42

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2011

	Number of Contracts	Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL August 2011 contracts, expiring July 2011	124	$444,130	3.76

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$2,003,328	$2,003,328	16.95
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,002,251	1,002,251	8.48
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	4,002,208	4,002,208	33.86

Total Cash Equivalents		$7,007,787	59.29

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$386,250	$4,104,130	$11,370	$2,631,100
Change in unrealized gain on open positions	746,720	306,530	649,990	1,069,870
Dividend income	141	1,444	394	1,989
Interest income	251	618	340	893
Other income	1,000	4,000	5,000	5,000

Total income	1,134,362	4,416,722	667,094	3,708,852

Expenses
Professional fees	49,868	30,820	90,420	157,620
General Partner management fees (Note 3)	15,773	31,661	23,470	51,377
Brokerage commissions	2,858	8,514	4,567	12,883
Other expenses	904	3,354	1,401	4,331

Total expenses	69,403	74,349	119,858	226,211

Expense waiver (Note 3)	(45,924)	(22,904)	(84,552)	(144,775)

Net expenses	23,479	51,445	35,306	81,436

Net income	$1,110,883	$4,365,277	$631,788	$3,627,416

Net income (loss) per limited partnership unit	$3.52	$6.44	$(1.02)	$3.98

Net income per weighted average limited partnership unit	$3.92	$9.32	$3.04	$9.42

Weighted average limited partnership units outstanding	283,516	468,132	207,735	385,083

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$—	$8,083,801	$8,083,801
Addition of 300,000 partnership units	—	11,325,902	11,325,902
Redemption of 200,000 partnership units	—	(8,222,726)	(8,222,726)
Net income	—	631,788	631,788

Balances, at June 30, 2011	$—	$11,818,765	$11,818,765

Net Asset Value Per Unit:
At December 31, 2010	$40.42

At June 30, 2011	$39.40

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash Flows from Operating Activities:
Net income	$631,788	$3,627,416
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(1,071,888)	(628,697)
Unrealized gain on futures contracts	(649,990)	(1,069,870)
Decrease in receivable from General Partner	90,895	61,669
(Increase) decrease in dividend receivable and other assets	169	(523)
Increase in investment payable	5	—
Decrease in professional fees payable	(109,446)	(53,880)
Increase in General Partner management fees payable	1,568	4,725
Increase in brokerage commissions payable	85	480
Increase (decrease) in other liabilities	61	(224)

Net cash provided by (used in) operating activities	(1,106,753)	1,941,096

Cash Flows from Financing Activities:
Addition of partnership units	11,325,902	22,638,937
Redemption of partnership units	(8,222,726)	(15,477,602)

Net cash provided by financing activities	3,103,176	7,161,335

Net Increase in Cash and Cash Equivalents	1,996,423	9,102,431

Cash and Cash Equivalents, beginning of period	7,473,514	11,690,132

Cash and Cash Equivalents, end of period	$9,469,937	$20,792,563

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of May 18, 2009 (the “LP Agreement”). The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USSO accomplishes its objective through investments in short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2011, USSO held short 124 Futures Contracts traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of USSO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In addition, from July 1, 2011 to December 31, 2011, Authorized Purchasers pay USSO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on light, sweet crude oil. As of June 30, 2011, USSO had registered a total of 25,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2008 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011 and 2010, USSO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USSO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USSO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, except USCI, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009. Pursuant to the agreement, USSO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the funds and 0.02% for combined assets above $1,000,000,000. During the six months ended June 30, 2011 and 2010, USSO incurred $966 and $2,021, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USSO. These costs are estimated to be $140,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

Through June 30, 2011, all of the futures contracts held by USSO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable net asset value. USSO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $11,386,505 and $8,318,194, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$40.42	$43.99
Total income (loss)	(0.85)	4.19
Total expenses	(0.17)	(0.21)

Net increase (decrease) in net asset value	(1.02)	3.98

Net asset value, end of period	$39.40	$47.97

Total Return	(2.52)%	9.05%

Ratios to Average Net Assets
Total income	8.46%	21.48%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	2.46%	2.04%

Expenses waived*	(2.16)%	(1.69)%

Net expenses excluding management fees*	0.30%	0.35%

Net income	8.01%	21.01%

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

The following table summarizes the valuation of USSO’s securities at December 31, 2010 using the fair value hierarchy:

	000000000	000000000	000000000	000000000
At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$7,007,241	$7,007,241	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(205,860)	(205,860)	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at June 30, 2011 using the fair value hierarchy:

	000000000	000000000	000000000	000000000
At June 30, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$7,007,787	$7,007,787	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	444,130	444,130	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$444,130	$(205,860)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$11,370		$2,631,100

	Change in unrealized gain on open positions		$649,990		$1,069,870

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USSO’s financial statement disclosures.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USSO’s financial statement disclosures.

NOTE 9 - SUBSEQUENT EVENTS

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the NAV will equal, in dollar terms, the inverse of the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. The general partner of USSO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

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

USSO seeks to achieve its investment objective by investing in short positions in a combination of Futures Contracts and Other Oil Interests such that changes in its NAV, measured in percentage terms, will closely track the inverse of the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark

Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that the NAV will equal, in dollar terms, the inverse of the spot price of light, sweet crude oil or any particular futures contract based on light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Oil-Related Investments.

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USSO will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USSO are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USSO. In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely impact the ability of USSO to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USSO. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USSO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on USSO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO. USCF is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2011 and exhibited moderate daily swings along with an uneven downward trend between January 2011 and February 2011, an upward trend from March 2011 to May 2011 and finishing the period with a downward trend. The price of the Benchmark Futures Contract started the period at $91.38 per barrel. It hit a peak on April 29, 2011 at $113.93 per barrel. The low of the period was on January 27, 2011 when the price dropped to $85.64 per barrel. The period ended with the Benchmark Futures Contract at $95.42 per barrel, up approximately 4.42% over the period. USSO’s NAV began the period at $40.42 per unit and ended the period at $39.40 per unit on June 30, 2011, a decrease of approximately 2.52% over the period. USSO’s NAV reached its high for the period on February 15, 2011 at $43.87 per unit and reached its low for the period on April 29, 2011 at $33.63 per unit. Since USSO’s investment objective is to track the inverse of the changes in the price of the Benchmark Futures Contract, the decrease in NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the August 2011 contract. The return of approximately 4.42% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during thetime period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below, in the section titled “Tracking USSO’s Benchmark.”

During the six months ended June 30, 2011, the level of contango remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010 and the six months ended June 30, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of June 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units. As of June 30, 2011, USSO had issued 1,100,000 units, 300,000 of which were outstanding. As of June 30, 2011, there were 23,900,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

As of June 30, 2011, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $444,130, and USSO established cash deposits, including cash investments in money market funds, that were equal to $11,386,505. USSO held 83.17% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.83% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts. The ending per unit NAV on June 30, 2011 was $39.40.

By comparison, as of June 30, 2010, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $45,500, and USSO established cash deposits, including cash investments in money market funds, that were equal to $23,964,960. USSO held 86.76% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.24% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts. The decrease in cash assets in overnight deposits and money market funds for June 30, 2011 as compared to June 30, 2010 was the result of USSO’s smaller size in the current period as measured by total net assets. The ending per unit NAV on June 30, 2010 was $47.97. The decrease in the per unit NAV for June 30, 2011, as compared to June 30, 2010 was primarily a result of crude oil futures contracts increasing in value between the period ended June 30, 2010 and the period ended June 30, 2011.

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

During the six months ended June 30, 2011, the daily average total net assets of USSO were $7,888,390. The management fee incurred by USSO during the period amounted to $23,470. By comparison, during the six months ended June 30, 2010, the daily average total net assets of USSO were $17,267,723. The management fee paid by USSO during the period amounted to $51,377.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $96,388, as compared to $174,834 for the six months ended June 30, 2010. The decrease in expenses for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 was primarily a result of the relative size of USSO and activity that resulted from its decreased size, including decreased brokerage fees and decreased licensing fees during the six months ended June 30, 2011. For the six months ended June 30, 2011 and 2010, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $84,552 for the six months ended June 30, 2011 and $144,775 for the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $119,858 and $226,211, respectively, and after allowance for the expense waiver, totaled $35,306 and $81,436, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USSO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Brent Oil Fund, LP (“USBO”) and USCI. USSO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USSO’s portion of such fees and expenses was $3,091. Effective as of April 1, 2010, USSO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2011, total commissions paid to brokers amounted to $4,567. By comparison, during the six months ended June 30, 2010, total commissions paid to brokers amounted to $12,883. The decrease in the total commissions paid to brokers for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USSO’s average total net assets and the increase in the price of Futures Contracts during the six months ended June 30, 2011. The decrease in assets required USSO to purchase a fewer number of Futures Contracts and incur a smaller amount of commissions. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.11% of total net assets. By comparison, the figure for the six months ended June 30, 2010 represented approximately 0.15% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USSO. These costs are estimated to be $140,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, USSO earned $734 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USSO did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2010, USSO earned $2,882 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USSO did not purchase Treasuries during the six months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. As a result, the amount of income earned by USSO as a percentage of total net assets was lower during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of USSO were $10,544,497. The management fee incurred by USSO during the period amounted to $15,773. By comparison, during the three months ended June 30, 2010, the daily average total net assets of USSO were $21,165,570. The management fee paid by USSO during the period amounted to $31,661.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including certain tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $53,630, as compared to $42,688 for the three months ended June 30, 2010. The increase in these expenses for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 was primarily a result of the relative size of USSO and creation and redemption activity during the three months ended June 30, 2011. For the three months ended June 30, 2011 and 2010, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $45,924 for the three months ended June 30, 2011 and $22,904 for the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $69,403 and $74,349, respectively, and after allowance for the expense waiver, totaled $23,479 and $51,445, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USSO include USOF, USNG, US12OF, UGA, USHO, US12NG, USBO and USCI. USSO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USSO’s portion of such fees and expenses was $3,091. Effective as of April 1, 2010, USSO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $2,858. By comparison, during the three months ended June 30, 2010, total commissions paid to brokers amounted to $8,514. The decrease in the total commissions paid to brokers for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USSO’s average total net assets and the increase in the price of Futures Contracts during the three months ended June 30, 2011. The decrease in assets required USSO to purchase a fewer number of Futures Contracts and incur a smaller amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.11% of total net assets. By comparison, the figure for the three months ended June 30, 2010 represented approximately 0.16% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USSO. These costs are estimated to be $140,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO, to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, USSO earned $392 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USSO did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2010, USSO earned $2,062 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USSO did not purchase Treasuries during the three months ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. As a result, the amount of income earned by USSO as a percentage of total net assets was lower during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

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

For the 30 valuation days ended June 30, 2011, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.356%, while the simple average daily change in the NAV of USSO over the same time period was 0.170%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.17%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to June 30, 2011, the inverse of the simple average daily change in the Benchmark Futures Contract was -0.020%, while the simple average daily change in the NAV of USSO over the same time period was -0.036%. The average daily difference was -0.056% (or -5.6 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.525%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2011, the actual total return of USSO as measured by changes in its NAV was -2.52%. This is based on an initial NAV of $40.42 on December 31, 2010 and an ending NAV as of June 30, 2011 of $39.40. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $39.52 as of June 30, 2011, for a total return over the relevant time period of -2.23%. The difference between the actual NAV total return of USSO of -2.52% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of -2.23% was an error over the time period of -0.29%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of contango and the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USSO received dividend and interest income of $734, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, USSO also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual return. During the six months ended June 30, 2011, USSO incurred net expenses of $35,306. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(29,572), which is equivalent to an annualized weighted average net income rate of (0.76)% for the six months ended June 30, 2011.

By comparison, for the six months ended June 30, 2010, the actual total return of USSO as measured by changes in its NAV was 9.05%. This was based on an initial NAV of $43.99 on December 31, 2009 and an ending NAV as of June 30, 2010 of $47.97. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its NAV had instead exactly inversely tracked the changes in the daily return of the Benchmark Futures Contract, USSO would have had an estimated NAV of $48.19 as of June 30, 2010, for a total return over the relevant time period of 9.55%. The difference between the actual NAV total return of USSO of 9.05% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 9.55% was an error over the time period of -0.497%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2010, USSO received dividend and interest income of $2,882, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2010, USSO also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USSO’s actual return. During the six months ended June 30, 2010, USSO incurred net expenses of $81,436. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(73,554), which is equivalent to an annualized weighted average net income rate of (0.86)% for the six months ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USSO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash and cash equivalents. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USSO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts and 0.19% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.88% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and the six months ended June 30, 2011.

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

Crude Oil Market. During the six months ended June 30, 2011, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the second quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil but did not have a lasting impact on the price of crude oil as of June 30, 2011. Crude oil prices finished the second quarter of 2011 approximately 4.42% higher than at the beginning of the year, as the global economy continues to adjust to slower than anticipated periods of recovery and economic gain. USCF believes that, should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between June 30, 2001 and June 30, 2011, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix June 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.328	0.968	0.189	0.204	0.041	0.208
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.294	-0.254	-0.131	0.104	-0.161
Global Equities (FTSE World Index)			1.000	0.248	0.288	0.095	0.296
Unleaded Gasoline				1.000	0.728	0.308	0.728
Heating Oil					1.000	0.507	0.812
Natural Gas						1.000	0.389
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2011, crude oil continued to have a moderate positive correlation to global equities. However, crude oil had a positive, but weaker, correlation with the movements of unleaded gasoline, heating oil, and natural gas compared to what it had displayed over the ten-year period ended June 30, 2011. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended June 30, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period, potentially due to the recent upturn in the U.S. economy. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended June 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.444	0.985	0.632	0.829	0.356	0.751
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.400	-0.469	-0.534	-0.197	-0.544
Global Equities (FTSE World Index)			1.000	0.613	0.795	0.350	0.275
Unleaded Gasoline				1.000	0.862	0.593	0.264
Heating Oil					1.000	0.457	0.271
Natural Gas						1.000	0.217
Crude Oil							1.000

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USSO’s account at its custodian bank. Income received from USSO’s money market funds is paid to USSO. During the six months ended June 30, 2011, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2011, USSO was forced to use other assets to pay cash expenses, which could cause a drop in USSO’s NAV over time. To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2011, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

Since the initial offering of USSO, all payments with respect to USSO’s expenses were paid by USCF. USSO does not have an obligation or intention to refund such payments by USCF. USCF is under no obligation to pay USSO’s current or future expenses. Since the initial offering of units, USSO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (v) other expenses, including certain tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USSO’s Marketing Agent, Administrator and Custodian and registration expenses relating to the initial offering of units. If USCF and USSO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USSO will terminate and investors may lose all or part of their investment.

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

As of June 30, 2011, USSO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $11,386,505. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, USSO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

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

USCF pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC and CFTC reports. USCF and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the affiliated funds managed by USCF, other than USBO and USCI, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees, which are borne by USCF. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USSO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USSO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USSO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2011, USSO’s portfolio consisted of 124 short Crude Oil Futures CL Contracts traded on the NYMEX. For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USSO may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of light, sweet crude oil, the price of Futures Contracts traded on the NYMEX and the prices of other Futures Contracts in which USSO may invest.

To reduce the credit risk that arises in connection with such contracts, USSO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, except for the update to the risk factor set forth below and the addition of the two risk factors set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and USSO does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USSO’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USSO’s investment objective.

New Risk Factors:

USSO would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington, D.C. regarding passing a fiscal budget have drawn concern regarding the United States Government’s ability to pay it obligations to holders of Treasury Securities. If USSO is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, USSO would be negatively impacted. In addition, USSO might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact USSO.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 15, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 15, 2011