Form 10-Q
period 2012-03-31
United States Short Oil Fund, LP
filed 2012-05-15
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$15,299,860	$9,409,221
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	1,368,544	1,450,020
Unrealized gain on open commodity futures contracts	614,900	4,160
Receivable for units sold	1,731,943	—
Receivable for General Partner (Note 3)	17,810	121,023
Dividend receivable	126	65
Interest receivable	12	4
Other assets	747	657

Total assets	$19,033,942	$10,985,150

Liabilities and Partners’ Capital
Investment payable	$—	$5
Professional fees payable	21,554	131,449
General Partner management fees payable (Note 3)	4,863	5,555
Brokerage commissions payable	607	387
Other liabilities	320	589

Total liabilities	27,344	137,985

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	19,006,598	10,847,165

Total Partners’ Capital	19,006,598	10,847,165

Total liabilities and partners’ capital	$19,033,942	$10,985,150

Limited Partners’ units outstanding	550,000	300,000

Net asset value per unit	$34.56	$36.16

Market value per unit	$34.51	$36.11

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL May 2012 contracts, expiring April 2012	184	$614,900	3.24

	Principal Amount	Market Values
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$1,190,000	$1,189,920	6.26

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,003,417	1,003,417	5.28
Goldman Sachs Financial Square Funds - Government Fund - Class SL	3,002,296	3,002,296	15.80
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	4,002,532	4,002,532	21.06

Total Money Market Funds		8,008,245	42.14

Total Cash Equivalents		$9,198,165	48.40

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(802,020)	$(374,880)
Change in unrealized gain (loss) on open positions	610,740	(96,730)
Dividend income	255	253
Interest income	387	89
Other income	1,750	4,000

Total loss	(188,888)	(467,268)

Expenses
Professional fees	21,554	40,552
General Partner management fees (Note 3)	14,967	7,697
Brokerage commissions	2,867	1,709
Other expenses	699	497

Total expenses	40,087	50,455

Expense waiver (Note 3)	(17,810)	(38,628)

Net expenses	22,277	11,827

Net loss	$(211,165)	$(479,095)

Net loss per limited partnership unit	$(1.60)	$(4.54)

Net loss per weighted average limited partnership unit	$(0.73)	$(3.65)

Weighted average limited partnership units outstanding	288,462	131,111

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$10,847,165	$10,847,165
Addition of 350,000 partnership units	—	11,726,684	11,726,684
Redemption of 100,000 partnership units	—	(3,356,086)	(3,356,086)
Net loss	—	(211,165)	(211,165)

Balances, at March 31, 2012	$—	$19,006,598	$19,006,598

Net Asset Value Per Unit:
At December 31, 2011	$36.16

At March 31, 2012	$34.56

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(211,165)	$(479,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in commodity futures trading account - cash and cash equivalents	81,476	136,673
Unrealized (gain) loss on futures contracts	(610,740)	96,730
Decrease in receivable from General Partner	103,213	136,819
(Increase) decrease in dividend receivable	(61)	138
Increase in interest receivable	(8)	—
Increase in other assets	(90)	(139)
Decrease in investment payable	(5)	—
Decrease in professional fees payable	(109,895)	(159,314)
Decrease in General Partner management fees payable	(692)	(1,346)
Increase (decrease) in brokerage commissions payable	220	(85)
Decrease in other liabilities	(269)	(282)

Net cash used in operating activities	(748,016)	(269,901)

Cash Flows from Financing Activities:
Addition of partnership units	9,994,741	7,793,799
Redemption of partnership units	(3,356,086)	(8,222,726)

Net cash provided by (used in) financing activities	6,638,655	(428,927)

Net Increase (Decrease) in Cash and Cash Equivalents	5,890,639	(698,828)

Cash and Cash Equivalents, beginning of period	9,409,221	7,473,514

Cash and Cash Equivalents, end of period	$15,299,860	$6,774,686

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of May 18, 2009 (the “LP Agreement”). The investment objective of USSO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USSO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USSO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2012, USSO held short positions in 184 Crude Oil Futures CL Contracts traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of USSO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

From July 1, 2011 through March 31, 2012 (and continuing at least through December 31, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to USSO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of March 31, 2012, USSO had registered a total of 25,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations USSO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USSO earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USSO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2012.

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

USSO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USSO’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USSO in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USSO’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. USSO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

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

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USSO in accordance with the objectives and policies of USSO. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USSO. For these services, USSO is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, USSO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance for USSO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USSO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USSO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USSO and the Related Public Funds.

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2012 and 2011, USSO incurred $374 and $311, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of the futures contracts held by USSO were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

USSO’s cash and other property, such as short-term obligations of the United States of two years or less (“Treasuries”), deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USSO’s assets posted with that futures commission merchant; however, the majority of USSO’s assets are held in Treasuries, cash and/or cash equivalents with USSO’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USSO’s custodian, however, could result in a substantial loss of USSO’s assets.

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable per unit NAV. USSO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, USSO held investments in money market funds in the amounts of $8,008,245 and $4,008,057, respectively. USSO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USSO held cash deposits and investments in Treasuries in the amounts of $8,660,159 and $6,851,184, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USSO’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USSO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$36.16	$40.42
Total loss	(1.52)	(4.45)
Total expenses	(0.08)	(0.09)

Net decrease in net asset value	(1.60)	(4.54)

Net asset value, end of period	$34.56	$35.88

Total Return	(4.42)%	(11.23)%

Ratios to Average Net Assets
Total loss	(1.88)%	(8.98)%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	1.01%	3.33%

Expenses waived*	(0.72)%	(3.01)%

Net expenses excluding management fees*	0.29%	0.32%

Net loss	(2.10)%	(9.21)%

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

The following table summarizes the valuation of USSO’s securities at March 31, 2012 using the fair value hierarchy:

	$5,197,866	$5,197,866	$5,197,866	$5,197,866
At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$9,198,165	$9,198,165	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	614,900	614,900	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$5,197,886	$5,197,866	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,160	4,160	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

Effective January 1, 2009, USSO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$614,900	$4,160

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized loss on closed positions	$(802,020)		$(374,880)

	Change in unrealized gain (loss) on open positions		$610,740		$(96,730)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

USSO has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

USSO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USSO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USSO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

USSO invests in short positions in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USSO may take short positions in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

USSO seeks to achieve its investment objective by investing in short positions in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the inverse of the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Crude Oil-Related Investments.

To achieve its investment objective, USSO anticipates that it will need to maintain “short” positions in the Futures Contracts and Other Crude-Oil Related Investments in which it invests. A short position is one in which USSO will have sold the Futures Contract or Other Crude-Oil Related Investment and must buy it back or otherwise close out the position in the future. As a result, a drop in the market value of the Crude Oil Interest would lead to a potential gain for USSO, while an increase in the market value of the Crude Oil Interest would lead to a potential loss for USSO. Typically, a short position will produce a result that is the inverse of buying the Futures Contract or Other Crude-Oil Related Investment (an approach referred to as being “long” the investment). USCF expects the daily performance of USSO to generally be inverse to the daily performance of the United States Oil Fund, LP (“USOF”), another commodity pool managed by USCF, which seeks to have the daily changes in percentage terms of its units’ per unit NAV track the daily changes in percentage terms of the spot price of light, sweet crude oil as traded in the United States.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USSO to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USSO.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USSO is authorized to engage in that may ultimately impact the ability of USSO to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USSO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of a FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USSO does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USSO) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on USSO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO. USCF is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

WTI light, sweet crude oil futures prices were volatile during the three months ended March 31, 2012, finishing the period with an upward trend. The price of the Benchmark Futures Contract started the period at $98.83 per barrel. It hit a peak on February 24, 2012 at $109.77 per barrel. The low of the period was on February 2, 2012 when the price dropped to $96.36 per barrel. The period ended with the Benchmark Futures Contract at $103.02 per barrel, up approximately 4.24% over the period. USSO’s per unit NAV began the period at $36.16 and ended the period at $34.56 on March 31, 2012, a decrease of approximately 4.42% over the period. USSO’s per unit NAV reached its high for the period on February 2, 2012 at $36.98 and reached its low for the period on February 24, 2012 at $32.48. Since USSO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in USSO’s per unit NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the May 2012 contract. The increase of approximately 4.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below in the section titled “Tracking USSO’s Benchmark.”

During the three months ended March 31, 2012, the level of contango remained mild, meaning that the price of the near month Futures Contract was less than the price of the next month Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010, crude oil inventories began to climb higher, contributing to the crude oil futures market remaining in contango through the end of 2011 and the three months ended March 31, 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units. As of March 31, 2012, USSO had issued 1,550,000 units, 550,000 of which were outstanding. As of March 31, 2012, there were 23,450,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $614,900, and USSO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $16,668,404. USSO held 91.79% of its cash assets in overnight deposits and money market funds at its custodian bank, while 8.21% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts. The ending per unit NAV on March 31, 2012 was $34.56.

By comparison, as of March 31, 2011, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $302,590, and USSO established cash deposits and investments in money market funds that were equal to $7,482,693. USSO held 90.54% of its cash assets in overnight deposits and money market funds at its custodian bank, while 9.46% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts. The increase in cash assets in overnight deposits, investments in Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of USSO’s greater size in the current period as measured by total net assets. The ending per unit NAV on March 31, 2011 was $35.88. The decrease in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily a result of crude oil futures contracts increasing in value between the period ended March 31, 2011 and the period ended March 31, 2012.

Portfolio Expenses. USSO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USSO pays to USCF is calculated as a percentage of the total net assets of USSO. USSO pays USCF a management fee of 0.60% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of USSO were $10,032,639. The management fee incurred by USSO during the period amounted to $14,967. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USSO were $5,202,771. The management fee paid by USSO during the period amounted to $7,697.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2012 was $25,120, as compared to $42,758 for the three months ended March 31, 2011. The decrease in gross total fees and expenses excluding management fees for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a result of the relative size of USSO and activity that resulted from its increased size, including increased brokerage fees during the three months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended March 31, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $17,810 for the three months ended March 31, 2012 and $38,628 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $40,087 and $50,455, respectively, and after allowance for the expense waiver, totaled $22,277 and $11,827, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of USSO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USSO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USSO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USSO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USSO and the Related Public Funds. USSO’s portion of such fees and expenses was $1,009.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $2,867. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $1,709. The increase in the total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USSO’s total net assets during the three months ended March 31, 2012. The increase in net assets required USSO to purchase a greater number of Futures Contracts and incur a higher amount of commissions. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.13% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2012. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USSO earned $642 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USSO purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USSO earned $342 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USSO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was lower during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Tracking USSO’s Benchmark

USCF seeks to manage USSO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely inversely track the daily changes in the average price of the Benchmark Futures Contract. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USSO’s per unit NAV is within a range of (90)% to (110)% ((0.9) to (1.1)) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between (0.45)% and (0.55)% (i.e., between (0.9) and (1.1) of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s per unit NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the inverse of the spot price for WTI light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in listed Futures Contracts.

For the 30 valuation days ended March 31, 2012, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.007)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.012)%. The average daily difference was (0.006)% (or (0.6) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (2.448)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s per unit NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to March 31, 2012, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.036)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.040)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.354)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2012, the actual total return of USSO as measured by changes in its per unit NAV was (4.42)%. This is based on an initial per unit NAV of $36.16 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $34.56. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $34.65 as of March 31, 2012, for a total return over the relevant time period of (4.18)%. The difference between the actual per unit NAV total return of USSO of (4.42)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (4.18)% was an error over the time period of (0.24)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USSO earned dividend and interest income of $642, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, USSO also collected $1,750 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the three months ended March 31, 2012, USSO incurred net expenses of $22,277. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(19,885), which is equivalent to an annualized weighted average net income rate of (0.80)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USSO as measured by changes in its per unit NAV was (11.23)%. This was based on an initial per unit NAV of $40.42 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $35.88. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $36.15 as of March 31, 2011, for a total return over the relevant time period of (10.56)%. The difference between the actual per unit NAV total return of USSO of (11.23)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (10.56)% was an error over the time period of (0.67)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USSO earned dividend and interest income of $342, which was equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USSO also collected $4,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the three months ended March 31, 2011, USSO incurred net expenses of $11,827. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(7,485), which was equivalent to an annualized weighted average net income rate of (0.58)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USSO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash, cash equivalents and Treasuries. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the per unit NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USSO earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.87)% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per unit NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2002-2011) for WTI light, sweet crude oil. When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango).

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years between 2002-2011)
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Jan-02
Apr-02
Jul-02
Oct-02
Jan-03
Apr-03
Jul-03
Oct-03
Jan-04
Apr-04
Jul-04
Oct-04
Jan-05
Apr-05
Jul-05
Oct-05
Jan-06
Apr-06
Jul-06
Oct-06
Jan-07
Apr-07
Jul-07
Oct-07
Jan-08
Apr-08
Jul-08
Oct-08
Jan-09
Apr-09
Jul-09
Oct-09
Jan-10
Apr-10
Jul-10
Oct-10
Jan-11
Apr-11
Jul-11
Oct-11
Jan-12
CL1
12 Mo Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between 2002 and 2011.

Near Month Price (CL1) minus Average Price of Near 12 Months (12 Mo Strip)
2002-2011
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation
Contango
Jan-02
May-02
Sep-02
Jan-03
May-03
Sep-03
Jan-04
May-04
Sep-04
Jan-05
May-05
Sep-05
Jan-06
May-06
Sep-06
Jan-07
May-07
Sep-07
Jan-08
May-08
Sep-08
Jan-09
May-09
Sep-09
Jan-10
May-10
Sep-10
Jan-11
May-11
Sep-11
Jan-12
Contango/Backwardation
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

As seen in the chart above, there have been periods of both positive and negative annual total returns for both hypothetical portfolios over the last 10 years. In addition, there have been periods during which the near month only approach had higher returns, and periods where the 12-month approach had higher total returns. The above chart does not represent the performance history of USSO or any Related Public Fund.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the three months ended March 31, 2012.

Periods of contango or backwardation do not materially impact USSO’s investment objective of having the daily percentage changes in its per unit NAV inversely track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USSO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the three months ended March 31, 2012, crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Crude oil prices finished the first quarter of 2012 approximately 4.24% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that, should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, but weaker, correlation with global equities and natural gas.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.194	0.225	0.045	0.271
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.250)	(0.140)	0.043	(0.197)
Global Equities (FTSE World Index)			1.000	0.249	0.303	0.100	0.355
Unleaded Gasoline				1.000	0.714	0.334	0.736
Heating Oil					1.000	0.539	0.834
Natural Gas						1.000	0.437
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of unleaded gasoline, heating oil, natural gas and global and domestic equities was stronger compared to what it had displayed over the ten-year period ended March 31, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended March 31, 2012, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.532	0.698	0.217	0.744
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.446)	(0.307)	(0.009)	(0.492)
Global Equities (FTSE World Index)			1.000	0.565	0.755	0.289	0.734
Unleaded Gasoline				1.000	0.704	0.121	0.534
Heating Oil					1.000	0.484	0.835
Natural Gas						1.000	0.548
Crude Oil							1.000

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

The correlations between crude oil, natural gas, heating oil and gasoline are relevant because USCF endeavors to invest USSO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USSO’s per unit NAV correlate as closely as possible with the inverse of the daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity futures contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the inverse of the spot price of WTI light, sweet crude oil.

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USSO’s account at its custodian bank and in Treasuries at the FCM. Income received from USSO’s money market funds and Treasuries is paid to USSO. During the three months ended March 31, 2012, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, USSO was forced to use other assets to pay expenses, which could cause a drop in USSO’s NAV over time. To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USSO by following various trading limitations and policies. In particular, USSO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USSO to limit its credit exposure. UBS Securities LLC, USSO’s commodity broker, or any other broker that may be retained by USSO in the future, when acting as USSO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USSO, all assets of USSO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USSO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USSO’s assets related to foreign Futures Contracts trading.

If, in the future, USSO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, USSO held cash deposits and investments in Treasuries and money market funds in the amount of $16,668,404 with the custodian and FCM. Some or all of these amounts may be subject to loss should USSO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, USSO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

European Sovereign Debt

USSO had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

USSO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USSO’s NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USSO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USSO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USSO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USSO’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USSO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2012, USSO’s portfolio consisted of 184 short positions in Crude Oil Futures CL Contracts traded on the NYMEX. For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USSO will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

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

During the three months ended March 31, 2012, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 15, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2012