Form 10-Q
period 2012-06-30
United States Short Oil Fund, LP
filed 2012-08-14
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$9,549,209	$9,409,221
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	5,309,018	1,450,020
Unrealized gain (loss) on open commodity futures contracts	(368,310)	4,160
Receivable for General Partner (Note 3)	32,164	121,023
Dividend receivable	196	65
Interest receivable	—	4
Other assets	290	657

Total assets	$14,522,567	$10,985,150

Liabilities and Partners’ Capital
Investment payable	$—	$5
Professional fees payable	43,109	131,449
General Partner management fees payable (Note 3)	9,009	5,555
Brokerage commissions payable	637	387
Other liabilities	339	589

Total liabilities	53,094	137,985

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	14,469,473	10,847,165

Total Partners’ Capital	14,469,473	10,847,165

Total liabilities and partners’ capital	$14,522,567	$10,985,150

Limited Partners’ units outstanding	350,000	300,000

Net asset value per unit	$41.34	$36.16

Market value per unit	$41.45	$36.11

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2012

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Short
United States Contracts
NYMEX Crude Oil Futures CL August 2012 contracts, expiring July 2012	170	$(368,310)	(2.55)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.09%, 10/11/2012	$1,910,000	$1,189,699	8.22

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	1,003,442	1,003,442	6.94
Goldman Sachs Financial Square Funds - Government Fund - Class SL	3,002,396	3,002,396	20.75
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	2,002,968	2,002,968	13.84
Wells Fargo Advantage Government Money Market Fund - Class I	2,000,000	2,000,000	13.82

Total Money Market Funds		8,008,806	55.35

Total Cash Equivalents		$9,198,505	63.57

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Income
Gain (loss) on trading of commodity contracts:
Realized gain on closed futures contracts	$4,945,520	$386,250	$4,143,500	$11,370
Change in unrealized gain (loss) on open positions	(983,210)	746,720	(372,470)	649,990
Dividend income	630	141	885	394
Interest income	686	251	1,073	340
Other income	700	1,000	2,450	5,000

Total income	3,964,326	1,134,362	3,775,438	667,094

Expenses
General Partner management fees (Note 3)	28,801	15,773	43,768	23,470
Professional fees	21,555	49,868	43,109	90,420
Brokerage commissions	5,188	2,858	8,055	4,567
Other expenses	1,360	904	2,059	1,401

Total expenses	56,904	69,403	96,991	119,858

Expense waiver (Note 3)	(14,354)	(45,924)	(32,164)	(84,552)

Net expenses	42,550	23,479	64,827	35,306

Net income	$3,921,776	$1,110,883	$3,710,611	$631,788

Net income (loss) per limited partnership unit	$6.78	$3.52	$5.18	$(1.02)

Net income per weighted average limited partnership unit	$7.70	$3.92	$9.30	$3.04

Weighted average limited partnership units outstanding	509,341	283,516	398,901	207,735

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$—	$10,847,165	$10,847,165
Addition of 350,000 partnership units	—	11,726,684	11,726,684
Redemption of 300,000 partnership units	—	(11,814,987)	(11,814,987)
Net income	—	3,710,611	3,710,611

Balances, at June 30, 2012	$—	$14,469,473	$14,469,473

Net Asset Value Per Unit:
At December 31, 2011	$36.16

At June 30, 2012	$41.34

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash Flows from Operating Activities:
Net income	$3,710,611	$631,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in commodity futures trading account – cash and cash equivalents	(3,858,998)	(1,071,888)
Unrealized gain (loss) on futures contracts	372,470	(649,990)
Decrease in receivable from General Partner	88,859	90,895
(Increase) decrease in dividend receivable	(131)	147
Decrease in interest receivables	4	—
Decrease in other assets	367	22
Increase (decrease) in investment payable	(5)	5
Decrease in professional fees payable	(88,340)	(109,446)
Increase in General Partner management fees payable	3,454	1,568
Increase in brokerage commissions payable	250	85
Increase (decrease) in other liabilities	(250)	61

Net cash provided by (used in) operating activities	228,291	(1,106,753)

Cash Flows from Financing Activities:
Addition of partnership units	11,726,684	11,325,902
Redemption of partnership units	(11,814,987)	(8,222,726)

Net cash provided by (used in) financing activities	(88,303)	3,103,176

Net Increase in Cash and Cash Equivalents	139,988	1,996,423

Cash and Cash Equivalents, beginning of period	9,409,221	7,473,514

Cash and Cash Equivalents, end of period	$9,549,209	$9,469,937

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2012 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Amended and Restated Agreement of Limited Partnership dated as of May 18, 2009 (the “LP Agreement”). The investment objective of USSO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USSO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USSO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2012, USSO held short positions in 170 Crude Oil Futures CL Contracts traded on the NYMEX.

USSO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of USSO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“US12NG”) and the United States Brent Oil Fund, LP (“USBO”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“USGCF”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012, the applicable transaction fee paid by Authorized Purchasers is $350 to USSO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of June 30, 2012, USSO had registered a total of 25,000,000 units.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2008. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2012.

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

Calculation of Per Unit Net Asset Value

USSO’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of units outstanding. USSO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2012.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2012 and 2011, USSO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2012 and 2011, USSO incurred $1,094 and $966, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $75,000 for the year ending December 31, 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $32,164 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 — CONTRACTS AND AGREEMENTS

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USSO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USSO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, US12NG’s, USBO’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. In accordance with the agreement, UBS Securities charges USSO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USSO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USSO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

All of the futures contracts held by USSO were exchange-traded through June 30, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable per unit NAV. USSO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2012 and December 31, 2011, USSO held investments in money market funds in the amounts of $8,008,806 and $4,008,057, respectively. USSO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2012 and December 31, 2011, USSO held cash deposits and investments in Treasuries in the amounts of $6,849,421 and $6,851,184, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USSO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2012 (Unaudited)	For the six months ended June 30, 2011 (Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$36.16	$40.42
Total income (loss)	5.34	(0.85)
Total expenses	(0.16)	(0.17)

Net increase (decrease) in net asset value	5.18	(1.02)

Net asset value, end of period	$41.34	$39.40

Total Return	14.33%	(2.52)%

Ratios to Average Net Assets
Total income (loss)	25.74%	8.46%

Management fees*	0.60%	0.60%

Total expenses excluding management fees*	0.73%	2.46%

Expenses waived*	(0.44)%	(2.16	) %

Net expenses excluding management fees*	0.29%	0.30%

Net income (loss)	25.29%	8.01%

* Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USSO.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USSO’s securities at June 30, 2012 using the fair value hierarchy:

At June 30, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$9,198,505	$9,198,505	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(368,310)	(368,310)	—	—

During the six months ended June 30, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$5,197,886	$5,197,866	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	4,160	4,160	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$(368,310)	$4,160

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2012		For the six months ended June 30, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain on closed positions	$4,143,500		$11,370

	Change in unrealized gain (loss) on open positions		$(372,470)		$649,990

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USSO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges but does not limit the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. If USSO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX will monitor USSO’s and the Related Public Funds’ exposure and ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USSO and the Related Public Funds. If deemed necessary by the NYMEX, it could also order USSO and the Related Public Funds to reduce their aggregate net position back to the accountability level. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. As of June 30, 2012, USSO held short positions in 170 Crude Oil Futures CL Contracts traded on the NYMEX. For the six months ended June 30, 2012, USSO did not exceed accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USSO will run up against such position limits because USSO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2012, USSO did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 18, 2011, the CFTC adopted new rules, which establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. See Introduction – Futures Contracts and Position Limits in this quarterly report on Form 10-Q for information regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Futures Contracts and Position Limits

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for many swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USSO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USSO. In particular, new position limits imposed on USSO or its counterparties may impact USSO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USSO’s investments and doing business, which could adversely impact the ability of USSO to achieve its investment objective.

On October 18, 2011, the CFTC adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations would require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below) only if such Related Public Funds had “identical trading strategies.” USCF does not believe any of the Related Public Funds should be viewed as having identical trading strategies for purposes of the CFTC’s aggregation rules.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USSO is authorized to engage in that may ultimately impact the ability of USSO to meet its investment objective. On May 23, 2011, the CFTC and the SEC published joint proposed rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. On July 13, 2012, the CFTC published a pre-publication version of the joint CFTC and SEC final rules that provide further definition of the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules will be October 12, 2012, 60 days after the publication of such final rules in the Federal Register, which were published on August 13, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)). However, as described above, it is currently unknown which swaps will be subject to such trading and clearing requirements. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator. On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). However, most of the requirements imposed will not become effective until October 12, 2012, when additional final rules defining the terms “swap”, “security-based swap” and “mixed swap” become effective. In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USSO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions. The final rule regarding review of swaps for mandatory clearing went effective September 26, 2011.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modified the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012. On July 13, 2012, the CFTC issued an order to, in pertinent part, extend the temporary exemptive relief to December 31, 2012.

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USSO does not anticipate any impact to its operations in order to meet the requirements of the new rule.

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

The CFTC issued a final rule on May 23, 2012 interpreting the definition of “eligible contract participant,” as amended by the Dodd-Frank Act, in such a manner that USSO may be limited as to the counterparties with which it may enter into currency forward contracts. Additionally, USSO may under certain circumstances related to the amount of assets under management no longer qualify as an eligible contract participant. USSO’s ability to maintain a certain minimum level of assets to qualify as an eligible contract participant allows USSO to enter into swaps on swap execution facilities as well as on a bilateral, off-exchange basis. The loss of status as an eligible contract participant and the resulting loss of eligible counterparties and investment options could impact USSO’s ability to achieve its investment objective.

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

Price Movements

WTI light, sweet crude oil futures prices were volatile during the six months ended June 30, 2012, finishing the period with a downward trend. The price of the Benchmark Futures Contract started the period at $98.83 per barrel. It hit a peak on February 24, 2012 at $109.77 per barrel. The low of the period was on June 28, 2012 when the price dropped to $77.69 per barrel. The period ended with the Benchmark Futures Contract at $84.96 per barrel, down approximately (14.03)% over the period. USSO’s per unit NAV began the period at $36.16 and ended the period at $41.34 on June 30, 2012, an increase of approximately 14.33% over the period. USSO’s per unit NAV reached its high for the period on June 28, 2012 at $45.60 and reached its low for the period on February 24, 2012 at $32.48. Since USSO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in USSO’s per unit NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the August 2012 contract. The decrease of approximately (14.03)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below in the section titled “Tracking USSO’s Benchmark.”

During the six months ended June 30, 2012, the level of contango remained mild, meaning that the price of the near month crude Oil Futures Contract was less than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the six months ended June 30, 2012, crude oil inventories continued to climb higher, which contributed to the crude oil futures market remaining in contango through the end of June 2012. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units. As of June 30, 2012, USSO had issued 1,550,000 units, 350,000 of which were outstanding. As of June 30, 2012, there were 23,450,000 units registered but not yet issued.

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

As of June 30, 2012, USSO had the following authorized purchasers: Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., NewEdge USA LLC, RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

As of June 30, 2012, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $368,310, and USSO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $14,858,227. USSO held 64.27% of its cash assets in overnight deposits and money market funds at its custodian bank, while 35.73% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts. The ending per unit NAV on June 30, 2012 was $41.34.

By comparison, as of June 30, 2011, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $444,130, and USSO established cash deposits and investments in money market funds that were equal to $11,386,505. USSO held 83.17% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.83% of the cash balance was held as margin deposits for USSO’s short positions in the Futures Contracts. The increase in cash assets in overnight deposits, investments in Treasuries and money market funds for June 30, 2012, as compared to June 30, 2011, was the result of USSO’s greater size in the current period as measured by total net assets. The ending per unit NAV on June 30, 2011 was $39.40. The increase in the per unit NAV for June 30, 2012, as compared to June 30, 2011, was primarily a result of crude oil futures contracts decreasing in value between the period ended June 30, 2011 and the period ended June 30, 2012.

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

During the six months ended June 30, 2012, the average daily total net assets of USSO were $14,669,512. The management fee incurred by USSO during the period amounted to $43,768. By comparison, during the six months ended June 30, 2011, the average daily total net assets of USSO were $7,888,390. The management fee paid by USSO during the period amounted to $23,470.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2012 was $53,223, as compared to $96,388 for the six months ended June 30, 2011. The decrease in gross total fees and expenses excluding management fees for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a result of the decrease in legal, accounting and other expenses associated therewith during the six months ended June 30, 2012. For the six months ended June 30, 2012 and 2011, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $32,164 for the six months ended June 30, 2012 and $84,552 for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $96,991 and $119,858, respectively, and after allowance for the expense waiver, totaled $64,827 and $35,306, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of USSO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP, (formerly, the United States Heating Oil Fund, LP), the United States 12 Month Natural Gas Fund, LP, the United States Brent Oil Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USSO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USSO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USSO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USSO and the Related Public Funds. USSO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,009.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the six months ended June 30, 2012, total commissions accrued to brokers amounted to $8,055. Of this amount, $7,476 was a result of rebalancing costs and $579 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2011, total commissions accrued to brokers amounted to $4,567. The increase in the total commissions accrued to brokers for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USSO’s total net assets during the six months ended June 30, 2012. The increase in net assets required USSO to sell short a greater number of Futures Contracts and incur a higher amount of commissions. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2012 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2011 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2012, USCF waived $32,164 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2012, USSO earned $1,958 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USSO purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2011, USSO earned $734 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USSO did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was higher during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Portfolio Expenses. During the three months ended June 30, 2012, the average daily total net assets of USSO were $19,306,384. The management fee incurred by USSO during the period amounted to $28,801. By comparison, during the three months ended June 30, 2011, the average daily total net assets of USSO were $10,544,497. The management fee paid by USSO during the period amounted to $15,773.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2012 was $28,103, as compared to $53,630 for the three months ended June 30, 2011. The decrease in gross total fees and expenses excluding management fees for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a result of the decrease in legal, accounting, printing and other expenses associated therewith during the three months ended June 30, 2012. For the three months ended June 30, 2012 and 2011, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $14,354 for the three months ended June 30, 2012 and $45,924 for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $56,904 and $69,403, respectively, and after allowance for the expense waiver, totaled $42,550 and $23,479, respectively.

USSO is responsible for paying its portion of the directors’ and officers’ liability insurance of USSO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USSO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USSO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USSO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USSO and the Related Public Funds. USSO’s portion of such fees and expenses for the year ended December 31, 2011 was $1,009.

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended June 30, 2012, total commissions accrued to brokers amounted to $5,188. Of this amount, $5,063 was a result of rebalancing costs and $125 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2011, total commissions accrued to brokers amounted to $2,858. The increase in the total commissions accrued to brokers for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USSO’s total net assets during the three months ended June 30, 2012. The increase in net assets required USSO to sell short a greater number of Futures Contracts and incur a higher amount of commissions. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2012 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2011 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $75,000 for the year ending December 31, 2012. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2012, USCF waived $14,354 in expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2012, USSO earned $1,316 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USSO purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2011, USSO earned $392 in dividend and interest income on such cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USSO did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was higher during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Tracking USSO’s Benchmark

USCF seeks to manage USSO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely inversely track the daily changes in the average price of the Benchmark Futures Contract. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in USSO’s per unit NAV is within a range of (90)% to (110)% ((0.9) to (1.1)) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between (0.45)% and (0.55)% (i.e., between (0.9) and (1.1) of the benchmark’s results). USSO’s portfolio management goals do not include trying to make the nominal price of USSO’s per unit NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the inverse of the spot price for WTI light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in listed Futures Contracts.

For the 30-valuation days ended June 30, 2012, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.282%, while the simple average daily change in the per unit NAV of USSO over the same time period was 0.280%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (2.448)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s per unit NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2012. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to June 30, 2012, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.005)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.009)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.295)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2012, the actual total return of USSO as measured by changes in its per unit NAV was 14.33%. This is based on an initial per unit NAV of $36.16 on December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $41.34. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $41.54 as of June 30, 2012, for a total return over the relevant time period of 14.88%. The difference between the actual per unit NAV total return of USSO of 14.33% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 14.88% was an error over the time period of (0.55)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USSO earned dividend and interest income of $1,958, which is equivalent to a weighted average income rate of 0.03% for such period. In addition, during the six months ended June 30, 2012, USSO also collected $2,450 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the six months ended June 30, 2012, USSO incurred net expenses of $64,827. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(60,419), which is equivalent to an annualized weighted average net income rate of (0.83)% for the six months ended June 30, 2012.

By comparison, for the six months ended June 30, 2011, the actual total return of USSO as measured by changes in its per unit NAV was (2.52)%. This was based on an initial per unit NAV of $40.42 on December 31, 2010 and an ending per unit NAV as of June 30, 2011 of $39.40. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $39.52 as of June 30, 2011, for a total return over the relevant time period of (2.23)%. The difference between the actual per unit NAV total return of USSO of (2.52)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (2.23)% was an error over the time period of (0.29)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USSO earned dividend and interest income of $734, which was equivalent to a weighted average income rate of 0.02% for such period. In addition, during the six months ended June 30, 2011, USSO also collected $5,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the six months ended June 30, 2011, USSO incurred net expenses of $35,306. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(29,572), which was equivalent to an annualized weighted average net income rate of (0.76)% for the six months ended June 30, 2011.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USSO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash, cash equivalents and Treasuries. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2012. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the per unit NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USSO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per unit NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2012, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USSO will continue to be higher than interest earned by USSO. As such, USCF anticipates that USSO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USSO.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market remained in contango through the six months ended June 30, 2012.

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

Crude Oil Market. During the six months ended June 30, 2012, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the second quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Crude oil prices finished the second quarter of 2012 approximately 14.03% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2002 and June 30, 2012, the chart below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in crude oil had a strong positive correlation to movements in heating oil and unleaded gasoline. Finally, crude oil had a positive, yet weaker correlation with global equities and natural gas.

Correlation Matrix June 30, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.968	0.189	0.234	0.042	0.282
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.315)	(0.222)	(0.130)	0.074	(0.184)
Global Equities (FTSE World Index)			1.000	0.247	0.314	0.092	0.369
Unleaded Gasoline				1.000	0.707	0.281	0.724
Heating Oil					1.000	0.505	0.833
Natural Gas						1.000	0.391
Crude Oil							1.000

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2012, crude oil had a strong positive correlation with domestic and global equities. The correlation of crude oil with the movements of heating oil and global and domestic equities was stronger compared to what it had displayed over the ten-year period ended June 30, 2012. Notably, the correlation between crude oil and large cap U.S. equities, which had been essentially non-correlated over the ten-year period ended June 30, 2012, displayed results that indicated that they had a strong positive correlation over this shorter time period. Unleaded gasoline and natural gas still had a positive, yet much weaker correlation during the one-year period as compared to the ten-year period ended June 30, 2012. Finally, the results showed that crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended June 30, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.777)	0.980	0.637	0.748	0.142	0.803
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.744)	(0.532)	(0.385)	(0.008)	(0.506)
Global Equities (FTSE World Index)			1.000	0.629	0.790	0.187	0.783
Unleaded Gasoline				1.000	0.658	(0.441)	0.456
Heating Oil					1.000	0.045	0.850
Natural Gas						1.000	0.160
Crude Oil							1.000

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USSO’s account at its custodian bank and in Treasuries at the FCM. Income received from USSO’s money market funds and Treasuries is paid to USSO. During the six months ended June 30, 2012, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2012, USSO was forced to use other assets to pay expenses, which could cause a drop in USSO’s NAV over time. To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2012, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

As of June 30, 2012, USSO held cash deposits and investments in Treasuries and money market funds in the amount of $14,858,227 with the custodian and FCM. Some or all of these amounts may be subject to loss should USSO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2012, USSO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

European Sovereign Debt

USSO had no direct exposure to European sovereign debt as of June 30, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2012. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2012, USSO’s portfolio consisted of 170 short positions in Crude Oil Futures CL Contracts traded on the NYMEX. For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USSO will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USSO due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the six months ended June 30, 2012, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USSO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012, except for the addition of the risk factor set forth below.

USSO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, USSO has a more complex tax treatment than traditional mutual funds.

USSO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law. No U.S. federal income tax is paid by USSO on its income. Instead, USSO will furnish unithholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. unitholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of USSO. This must be reported without regard to the amount (if any) of cash or property the unitholder receives as a distribution from USSO during the taxable year. A unitholder, therefore, may be allocated income or gain by USSO but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USSO does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USSO. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local, and foreign tax returns.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Amendment Agreement to the Administrative Agency Agreement.
10.2(1)	Amendment Agreement to the Custodian Agreement.
10.3(1)	Amendment Agreement to the Marketing Agent Agreement.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: August 14, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2012