Form 10-Q
period 2013-06-30
United States Short Oil Fund, LP
filed 2013-08-14
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$16,665,790	$12,561,552
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	1,556,670	1,461,676
Unrealized loss on open commodity futures contracts	(144,490)	(735,330)
Receivable from General Partner (Note 3)	49,483	107,023
Dividend receivable	57	103
Directors’ fees receivable	–	655
Other assets	998	73

Total assets	$18,128,508	$13,395,752

Liabilities and Partners' Capital
Professional fees payable	$62,362	$125,232
General Partner management fees payable (Note 3)	9,766	7,007
Brokerage commissions payable	752	512
Other liabilities	406	415

Total liabilities	73,286	133,166

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	18,055,222	13,262,586
Total Partners' Capital	18,055,222	13,262,586

Total liabilities and partners' capital	$18,128,508	$13,395,752

Limited Partners' units outstanding	500,000	350,000
Net asset value per unit	$36.11	$37.89
Market value per unit	$36.13	$37.88

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2013 contracts, expiring July 2013*	187	$(144,490)	(0.80)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$1,000,000	$999,762	5.53

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	3,453	3,453	0.02
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,673	1,502,673	8.32
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,003,334	1,003,334	5.56
Wells Fargo Advantage Government Money Market Fund - Class I	1,000,055	1,000,055	5.54
Total Money Market Funds		3,509,515	19.44
Total Cash Equivalents		$4,509,277	24.97

* Collateral amounted to $1,556,634 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(881,530)	$4,945,520	$(1,411,610)	$4,143,500
Change in unrealized gain (loss) on open positions	694,260	(983,210)	590,840	(372,470)
Dividend income	194	630	426	885
Interest income	1,233	686	2,143	1,073
Other income	1,050	700	1,750	2,450

Total income (loss)	(184,793)	3,964,326	(816,451)	3,775,438

Expenses
Professional fees	31,122	21,555	62,362	43,109
General Partner management fees (Note 3)	28,862	28,801	51,663	43,768
Brokerage commissions	5,128	5,188	8,905	8,055
Other expenses	1,694	1,360	2,862	2,059

Total expenses	66,806	56,904	125,792	96,991

Expense waiver (Note 3)	(23,926)	(14,354)	(49,483)	(32,164)

Net expenses	42,880	42,550	76,309	64,827

Net income (loss)	$(227,673)	$3,921,776	$(892,760)	$3,710,611
Net income (loss) per limited partnership unit	$0.03	$6.78	$(1.78)	$5.18
Net income (loss) per weighted average limited partnership unit	$(0.44)	$7.70	$(1.90)	$9.30
Weighted average limited partnership units outstanding	521,429	509,341	469,061	398,901

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Change in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$13,262,586	$13,262,586
Addition of 200,000 partnership units	–	7,517,804	7,517,804
Redemption of 50,000 partnership units	–	(1,832,408)	(1,832,408)
Net loss	–	(892,760)	(892,760)

Balances, at June 30, 2013	$–	$18,055,222	$18,055,222

Net Asset Value Per Unit:
At December 31, 2012			$37.89
At June 30, 2013			$36.11

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net (loss) income	$(892,760)	$3,710,611
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities
Increase in commodity futures trading account – cash and cash equivalents	(94,994)	(3,858,998)
Unrealized (loss) gain on futures contracts	(590,840)	372,470
Decrease in receivable from General Partner	57,540	88,859
Decrease (increase) in dividend receivable	46	(131)
Decrease in directors’ fees receivable	655	–
Decrease in interest receivable	–	4
(Increase) decrease in other assets	(925)	367
Decrease in investment payable	–	(5)
Decrease in professional fees payable	(62,870)	(88,340)
Increase in General Partner management fees payable	2,759	3,454
Increase in brokerage commissions payable	240	250
Decrease in other liabilities	(9)	(250)
Net cash provided by (used in) operating activities	(1,581,158)	228,291

Cash Flows from Financing Activities:
Addition of partnership units	7,517,804	11,726,684
Redemption of partnership units	(1,832,408)	(11,814,987)
Net cash provided by (used in) financing activities	5,685,396	(88,303)

Net Increase in Cash and Cash Equivalents	4,104,238	139,988

Cash and Cash Equivalents, beginning of period	12,561,552	9,409,221
Cash and Cash Equivalents, end of period	$16,665,790	$9,549,209

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USSO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USSO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USSO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2013, USSO held short positions in 187 WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of June 30, 2013.

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

From July 1, 2011 through June 30, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USSO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of June 30, 2013, USSO had registered a total of 8,907,448 units.

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

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, USSO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2013 and 2012, USSO incurred $1,292 and $1,094, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $49,483 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USSO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USSO’s account. In accordance with the agreement, UBS Securities charges USSO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USSO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USSO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $8,905. Of this amount, approximately $8,625 was a result of rebalancing costs and approximately $280 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $8,055. Of this amount, approximately $7,476 was a result of rebalancing costs and approximately $579 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USSO’s total net assets during the six months ended June 30, 2013.  As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USSO were exchange-traded through June 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable per unit NAV. USSO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, USSO held investments in money market funds in the amounts of $3,509,515 and $3,509,515, respectively. USSO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, USSO held cash deposits and investments in Treasuries in the amounts of $14,712,945 and $10,513,713, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USSO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$37.89	$36.16
Total income (loss)	(1.62)	5.34
Total expenses	(0.16)	(0.16)
Net increase (decrease) in net asset value	(1.78)	5.18
Net asset value, end of period	$36.11	$41.34

Total Return	(4.70)%	14.33%

Ratios to Average Net Assets
Total income (loss)	(4.70)%	25.74%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.86%	0.73%
Expenses waived*	(0.57)%	(0.44)%
Net expenses excluding management fees*	0.29%	0.29%
Net income (loss)	(5.14)%	25.29%

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

The following table summarizes the valuation of USSO’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$4,509,277	$4,509,277	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(144,490)	(144,490)	—	—

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$4,009,494	$4,009,494	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(735,330)	(735,330)	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed
Hedging	Statements of Financial	Fair Value	Fair Value
Instruments	Condition Location	At June 30, 2013	At December 31, 2012
Futures – Commodity Contracts	Assets	$(144,490)	$(735,330)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2013		June 30, 2012
		Realized	Change in	Realized	Change in
	Location of	Gain or	Unrealized	Gain or	Unrealized
Derivatives not	Gain or (Loss)	(Loss)	Gain or (Loss)	(Loss)	Gain or (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized	Recognized in
Instruments	Income	Income	Income	in Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(1,411,610)		$4,143,500

	Change in unrealized gain (loss) on open positions		$590,840		$(372,470)

NOTE 8 — SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USSO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor USSO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USSO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USSO and the Related Public Funds could be ordered to reduce their aggregate net position back to the accountability level.  As of June 30, 2013, USSO held short positions in 187 WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of June 30, 2013. For the six months ended June 30, 2013, USSO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USSO will run up against such position limits because USSO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2013, USSO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USSO enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USSO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USSO) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

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

Price Movements

WTI light, sweet crude oil futures prices were volatile during the six months ended June 30, 2013, finishing the period with an upward trend. The price of the Benchmark Futures Contract started the period at $91.82 per barrel. It hit a peak on June 18, 2013 at $98.67 per barrel. The low of the period was on April 17, 2013 when the price dropped to $86.97 per barrel. The period ended with the Benchmark Futures Contract at $96.56 per barrel, up approximately 5.16% over the period. USSO’s per unit NAV began the period at $37.89 and ended the period at $36.11 on June 30, 2013, a decrease of approximately 4.70% over the period. USSO’s per unit NAV reached its high for the period on April 17, 2013 at $40.31 and reached its low for the period on June 18, 2013 at $35.42. Since USSO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the increase in USSO’s per unit NAV reflects the inverse of the decrease in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the August 2013 contract. The increase of approximately 5.16% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below in the section titled “Tracking USSO’s Benchmark.”

During the six months ended June 30, 2013, crude oil moved into a mild state of backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the six months ended June 30, 2012, crude oil inventories began to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of June 2013. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units. As of June 30, 2013, USSO had issued 2,100,000 units, 500,000 of which were outstanding. As of June 30, 2013, there were 22,900,000 units registered but not yet issued.

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

As of June 30, 2013, USSO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $144,490, and USSO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $18,222,460. USSO held 91.46% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 8.54% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $36.11.

By comparison, as of June 30, 2012, the total unrealized loss on short positions in Futures Contracts owned or held on that day was $368,310, and USSO established cash deposits and investments in Treasuries and money market funds that were equal to $14,858,227. USSO held 64.27% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 35.73% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits, investments in Treasuries and money market funds for June 30, 2013, as compared to June 30, 2012, was a result of the increase in USSO’s total net assets during the six months ended June 30, 2013. The ending per unit NAV on June 30, 2012 was $41.34. The decrease in the per unit NAV for June 30, 2013, as compared to June 30, 2012, was primarily a result of crude oil futures contracts increasing in value between the six months ended June 30, 2012 and the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of USSO were $17,363,808. The management fee incurred by USSO during the period amounted to $51,663. By comparison, during the six months ended June 30, 2012, the average daily total net assets of USSO were $14,669,512. The management fee paid by USSO during the period amounted to $43,768.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the six months ended June 30, 2013 was $74,129, as compared to $53,223 for the six months ended June 30, 2012. The increase in gross total fees and expenses excluding management fees for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a result of USSO’s increased legal, accounting and other expenses during the six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the six months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $49,483 for the six months ended June 30, 2013 and $32,164 for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $125,792 and $96,991, respectively, and after allowance for the expense waiver, totaled $76,309 and $64,827, respectively.

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

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $8,905. Of this amount, approximately $8,625 was a result of rebalancing costs and approximately $280 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $8,055. Of this amount, approximately $7,476 was a result of rebalancing costs and approximately $579 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USSO’s total net assets during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $49,483 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2013, USSO earned $2,569 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, USSO earned $1,958 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were mostly unchanged during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was mostly unchanged during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses. During the three months ended June 30, 2013, the average daily total net assets of USSO were $19,294,268. The management fee incurred by USSO during the period amounted to $28,862. By comparison, during the three months ended June 30, 2012, the average daily total net assets of USSO were $19,306,384. The management fee paid by USSO during the period amounted to $28,801.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended June 30, 2013 was $37,944, as compared to $28,103 for the three months ended June 30, 2012. The increase in gross total fees and expenses excluding management fees for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily a result of USSO’s increased legal, accounting and other expenses during the three months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $23,926 for the three months ended June 30, 2013 and $14,354 for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $66,806 and $56,904, respectively, and after allowance for the expense waiver, totaled $42,880 and $42,550, respectively.

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

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $5,128. Of this amount, approximately $4,961 was a result of rebalancing costs and approximately $167 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $5,188. Of this amount, approximately $5,063 was a result of rebalancing costs and approximately $125 was the result of trades necessitated by creation and redemption activity. There was mostly more change in the total commissions accrued to brokers for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2013, USCF waived $23,926 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2013, USSO earned $1,427 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, USSO earned $1,316 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were mostly unchanged during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was mostly unchanged during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

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

For the 30-valuation days ended June 28, 2013, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.038)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.042)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was 0.018%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s per unit NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 28, 2013, the last trading day in June. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to June 30, 2013, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.015)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.019)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.297)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of USSO as measured by changes in its per unit NAV was (4.70)%. This is based on an initial per unit NAV of $37.89 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $36.11. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $36.28 as of June 30, 2013, for a total return over the relevant time period of (4.25)%. The difference between the actual per unit NAV total return of USSO of (4.70)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (4.25)% was an error over the time period of (0.45)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2013, USSO earned dividend and interest income of $2,569, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2013, USSO also collected $1,750 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the six months ended June 30, 2013, USSO incurred net expenses of $76,309. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(71,990), which is equivalent to an annualized weighted average net income rate of approximately (0.84)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of USSO as measured by changes in its per unit NAV was 14.33%. This was based on an initial per unit NAV of $36.16 as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $41.34. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $41.54 as of June 30, 2012, for a total return over the relevant time period of 14.88%. The difference between the actual per unit NAV total return of USSO of 14.33% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 14.88% was an error over the time period of (0.55)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USSO earned dividend and interest income of $1,958, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, USSO also collected $2,450 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the six months ended June 30, 2012, USSO incurred net expenses of $64,827. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(60,419), which was equivalent to an annualized weighted average net income rate of approximately (0.83)% for the six months ended June 30, 2012.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USSO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash, cash equivalents and Treasuries. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the per unit NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USSO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USSO will continue to be higher than interest earned by USSO. As such, USCF anticipates that USSO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USSO.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per unit NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years between 2003-2013)
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
6/30/2003
6/30/2004
6/30/2005
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
CL1
12 Mo Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2003 and June 30, 2013.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010. In 2011, the crude oil futures market experienced long periods of mild contango, with the exception of a short period during the first quarter of 2011 where contango steepened by 4%. The crude oil futures market moved into backwardation during the six months ended June 30, 2013.

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

Crude Oil Market. During the six months ended June 30, 2013, crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In recent years, oil production in the United States has increased, particularly in the Midwest. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in the U.S. Midwest. The result is that crude oil prices in the middle of the United States, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States or globally. United States crude oil prices finished the second quarter of 2013 approximately 5.2% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, or U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil had a strong positive correlation to movements in diesel-heating oil and unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel-Heating	Natural	Crude
June 30, 2003-2013	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.288)	0.962	0.276	0.388	0.100	0.423
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.265)	(0.251)	0.012	(0.303)
Global Equities (FTSE World Index)			1.00	0.320	0.459	0.147	0.491
Unleaded Gasoline				1.00	0.764	0.263	0.736
Diesel-Heating Oil					1.00	0.387	0.868
Natural Gas						1.00	0.323
Crude Oil							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2013, crude oil was not strongly correlated, positively or negatively, with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil still had a strong positive correlation to the movements in diesel-heating oil and unleaded gasoline over the shorter time period. The correlation of crude oil with the movements of diesel-heating oil was stronger compared to what it had displayed over the ten-year period ended June 30, 2013. Unleaded gasoline still had a positive, yet weaker, correlation during the one-year period as compared to the ten-year period ended June 30, 2013. Crude oil and natural gas, which had been positively correlated over the ten-year period, were essentially weakly negatively correlated over the shorter time frame.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel-Heating	Natural	Crude
12 Months ended June 30, 2013	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.658	0.138	0.170	0.314
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.102)	(0.027)	0.521	(0.158)
Global Equities (FTSE World Index)			1.00	0.463	0.222	0.266	0.211
Unleaded Gasoline				1.00	0.533	(0.047)	0.671
Diesel-Heating Oil					1.00	(0.371)	0.752
Natural Gas						1.00	(0.477)
Crude Oil							1.00

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USSO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USSO’s investments in money market funds and Treasuries is paid to USSO. During the six months ended June 30, 2013, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, USSO used other assets to pay expenses, which could cause a drop in USSO’s NAV over time. To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2013, USSO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

As of June 30, 2013, USSO held cash deposits and investments in Treasuries and money market funds in the amount of $18,222,460 with the custodian and FCM. Some or all of these amounts may be subject to loss should USSO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, USSO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

European Sovereign Debt

USSO had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of USSO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USSO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and USSO have also entered into a licensing agreement with the NYMEX pursuant to which USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee to the NYMEX. USSO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2013, USSO’s portfolio consisted of 187 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of June 30, 2013. For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USSO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USSO due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the six months ended June 30, 2013, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

Date: August 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2013

