Form 10-Q
period 2013-09-30
United States Short Oil Fund, LP
filed 2013-11-14
CIK 1439567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$19,456,809	$12,561,552
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	1,093,908	1,461,676
Unrealized gain (loss) on open commodity futures contracts	962,080	(735,330)
Receivable from General Partner (Note 3)	63,117	107,023
Dividend receivable	50	103
Directors’ fees receivable	–	655
Other assets	628	73

Total assets	$21,576,592	$13,395,752

Liabilities and Partners' Capital
Professional fees payable	$88,583	$125,232
General Partner management fees payable (Note 3)	11,120	7,007
Brokerage commissions payable	752	512
Other liabilities	1,393	415

Total liabilities	101,848	133,166

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	21,474,744	13,262,586
Total Partners' Capital	21,474,744	13,262,586

Total liabilities and partners' capital	$21,576,592	$13,395,752

Limited Partners' units outstanding	650,000	350,000
Net asset value per unit	$33.04	$37.89
Market value per unit	$32.93	$37.88

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Short
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2013 contracts, expiring October 2013*	210	$962,080	4.48

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$1,000,000	$999,915	4.66

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	3,453	3,453	0.01
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,673	1,502,673	7.00
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,003,334	1,003,334	4.67
Wells Fargo Advantage Government Money Market Fund - Class I	1,000,055	1,000,055	4.66
Total Money Market Funds		3,509,515	16.34
Total Cash Equivalents		$4,509,430	21.00

*Collateral amounted to $1,093,967 on open future contracts

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(4,030,980)	$(1,235,920)	$(5,442,590)	$2,907,580
Change in unrealized gain on open positions	1,106,570	786,810	1,697,410	414,340
Dividend income	156	267	582	1,152
Interest income	2,321	416	4,464	1,489
Other income	4,200	1,400	5,950	3,850

Total income (loss)	(2,917,733)	(447,027)	(3,734,184)	3,328,411

Expenses
Professional fees	26,221	29,499	88,583	72,608
General Partner management fees (Note 3)	50,370	12,643	102,033	56,411
Brokerage commissions	8,935	2,403	17,840	10,458
Other expenses	2,710	643	5,572	2,702

Total expenses	88,236	45,188	214,028	142,179

Expense waiver (Note 3)	(13,634)	(26,872)	(63,117)	(59,036)

Net expenses	74,602	18,316	150,911	83,143

Net income (loss)	$(2,992,335)	$(465,343)	$(3,885,095)	$3,245,268
Net income (loss) per limited partnership unit	$(3.07)	$(3.51)	$(4.85)	$1.67
Net income (loss) per weighted average limited partnership unit	$(2.91)	$(2.12)	$(5.92)	$9.58
Weighted average limited partnership units outstanding	1,026,630	219,565	656,593	338,686

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$13,262,586	$13,262,586
Addition of 1,350,000 partnership units	–	45,194,080	45,194,080
Redemption of 1,050,000 partnership units	–	(33,096,827)	(33,096,827)
Net loss	–	(3,885,095)	(3,885,095)

Balances, at September 30, 2013	$–	$21,474,744	$21,474,744

Net Asset Value Per Unit:
At December 31, 2012			$37.89
At September 30, 2013			$33.04

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income (loss)	$(3,885,095)	$3,245,268
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Increase) Decrease in commodity futures trading account -cash and cash equivalents	367,768	(320,661)
Unrealized gain on futures contracts	(1,697,410)	(414,340)
Decrease in receivable from General Partner	43,906	61,987
(Increase) Decrease in dividend receivable	53	(10)
Decrease in directors’ fees receivable	655	–
Increase in interest receivable	–	(2)
Increase in other assets	(555)	(228)
Decrease in investment payable	–	(5)
Decrease in professional fees payable	(36,649)	(58,841)
Increase (Decrease) in General Partner management fees payable	4,113	(1,396)
Increase (Decrease) in brokerage commissions payable	240	(35)
Increase (Decrease) in other liabilities	978	(268)
Net cash provided by (used in) operating activities	(5,201,996)	2,511,469

Cash Flows from Financing Activities:
Addition of partnership units	45,194,080	15,334,681
Redemption of partnership units	(33,096,827)	(19,970,714)
Net cash provided by (used in) financing activities	12,097,253	(4,636,033)

Net Increase (Decrease) in Cash and Cash Equivalents	6,895,257	(2,124,564)

Cash and Cash Equivalents, beginning of period	12,561,552	9,409,221
Cash and Cash Equivalents, end of period	$19,456,809	$7,284,657

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“USSO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. USSO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USSO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USSO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USSO’s expenses. It is not the intent of USSO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of USSO to be operated in a fashion such that its per unit NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USSO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USSO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2013, USSO held short positions in 210 WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of September 30, 2013.

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

From July 1, 2011 through September 30, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USSO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USSO but rather at market prices quoted on such exchange.

In September 2009, USSO initially registered 25,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, USSO listed its units on the NYSE Arca under the ticker symbol “DNO”. On that day, USSO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USSO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of September 30, 2013, USSO had registered a total of 8,907,448 units.

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

In accordance with GAAP, USSO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USSO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USSO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USSO recording a tax liability that reduces net assets. However, USSO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USSO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USSO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2013 and 2012, USSO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, USSO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, through October 19, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined net assets of the funds and 0.02% for combined net assets above $1,000,000,000. On and after October 20, 2011, USSO and the Related Public Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2013 and 2012, USSO incurred $1,268 and $1,410, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USSO pays all brokerage fees and other expenses in connection with the operation of USSO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $63,117 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

On October 8, 2013, USSO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USSO’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”). The agreements require RBC Capital and UBS Securities to provide services to USSO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for USSO’s account. In accordance with each agreement, RBC Capital and UBS Securities charge USSO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USSO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USSO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $17,840. Of this amount, approximately $15,522 was a result of rebalancing costs and approximately $2,318 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $10,458. Of this amount, approximately $8,339 was a result of rebalancing costs and approximately $2,119 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to a higher number of futures contracts being held and traded as a result of USSO’s higher total net assets during the nine months ended September 30, 2013.   As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USSO were exchange-traded through September 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USSO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USSO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USSO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USSO’s cash in money market funds that seek to maintain a stable per unit NAV. USSO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, USSO held investments in money market funds in the amounts of $3,509,515 and $3,509,515, respectively. USSO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, USSO held cash deposits and investments in Treasuries in the amounts of $17,041,202 and $10,513,713, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USSO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$37.89	$36.16
Total income (loss)	(4.62)	1.92
Total expenses	(0.23)	(0.25)
Net increase (decrease) in net asset value	(4.85)	1.67
Net asset value, end of period	$33.04	$37.83

Total Return	(12.80)%	4.62%

Ratios to Average Net Assets
Total income (loss)	(16.42)%	26.50%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.66%	0.91%
Expenses waived*	(0.37)%	(0.63)%
Net expenses excluding management fees*	0.29%	0.28%
Net income (loss)	(17.09)%	25.84%

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

The following table summarizes the valuation of USSO’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$4,509,430	$4,509,430	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	962,080	962,080	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USSO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$4,009,494	$4,009,494	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(735,330)	(735,330)	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed
Hedging	Statements of Financial	Fair Value	Fair Value
Instruments	Condition Location	At September 30, 2013	At December 31, 2012
Futures – Commodity Contracts	Assets	$962,080	$(735,330)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2013		September 30, 2012
		Realized	Change in	Realized	Change in
	Location of	Gain or	Unrealized	Gain or	Unrealized
Derivatives not	Gain or (Loss)	(Loss)	Gain or (Loss)	(Loss)	Gain or (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized	Recognized in
Instruments	Income	Income	Income	in Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(5,442,590)		$2,907,580

	Change in unrealized gain on open positions		$1,697,410		$414,340

NOTE 8 — SUBSEQUENT EVENTS

USSO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which did not necessitate disclosures and/or adjustments to the financial statements, were as follows:

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital to serve as USSO’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities was USSO’s FCM. This agreement requires RBC Capital to provide services to USSO, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased or sold by or through RBC Capital for USSO’s account. For the period October 10, 2013 and after, USSO pays RBC Capital commissions for executing and clearing trades on behalf of USSO.  Prior to October 10, 2013, and therefore for the entire period of this quarterly report on Form 10-Q for the period ended September 30, 2013, USSO paid UBS Securities commissions for executing and clearing trades on behalf of USSO.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, CT 06901. From USSO’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for USSO.  Effective October 10, 2013, RBC Capital became the futures clearing broker for USSO.  Both RBC Capital and UBS Securities are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b).  Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act (“MUSA”). Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

On February 24, 2009, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Section 15B(c)(1) of the 1934 Act and Municipal Securities Rulemaking Board Rules G-17, G-20 and G-27, related to municipal expenses in connection with ratings agency trips. The firm was censured and paid a civil monetary penalty of $125,000.

On June 9, 2009, the SEC commenced and settled a civil action against RBC for willful violations of Section 15(c) of the 1934 Act, in connection with auction rate securities (ARS). The firm agreed to repurchase ARS owned by certain retail customers and to use best efforts to provide ineligible customers opportunities to liquidate ARS, and other ancillary relief.

Please see RBC’s Form BD for more details.

RBC Capital will only act as a clearing broker for USSO and as such will be paid commissions for executing and clearing trades on behalf of USSO.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for USSO and as such was paid commissions for executing and clearing trades on behalf of USSO. Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q. Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or USSO.

Neither RBC Capital nor UBS Securities is affiliated with USSO or USCF. Therefore, neither USCF nor USSO believe that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as USSO’s FCM.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USSO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor USSO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USSO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USSO could be ordered to reduce its aggregate net position back to the accountability level.   As of September 30, 2013, USSO held short positions in 210 WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of September 30, 2013. For the nine months ended September 30, 2013, USSO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USSO will run up against such position limits because USSO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2013, USSO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013. On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements.  The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF.  Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USSO) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USSO), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”).  These regulations have not yet been fully implemented.

General Regulation Applicable to USSO

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5.  The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime.  Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject.  Although USSO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC.  This change will decrease the burden to USSO and USCF of having to comply with inconsistent regulatory requirements.  It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USSO and USCF, but any such further rule changes could result in additional operating efficiencies for USSO and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on USSO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO and a swaps firm with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USSO (the “LP Agreement”) to manage USSO. USCF is authorized by USSO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

WTI light, sweet crude oil futures prices were volatile during the nine months ended September 30, 2013, finishing the period with an upward trend. The price of the Benchmark Futures Contract started the period at $91.82 per barrel. It hit a peak on September 6, 2013 at $110.53 per barrel. The low of the period was on April 17, 2013 when the price dropped to $86.97 per barrel. The period ended with the Benchmark Futures Contract at $102.33 per barrel, up approximately 11.45% over the period. USSO’s per unit NAV began the period at $37.89 and ended the period at $33.04 on September 30, 2013, a decrease of approximately 12.80% over the period. USSO’s per unit NAV reached its high for the period on April 17, 2013 at $40.31 and reached its low for the period on September 6, 2013 at $30.94. Since USSO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the increase in USSO’s per unit NAV reflects the inverse of the decrease in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the November 2013 contract. The increase of approximately 11.45% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USSO seeks to track, which are more fully described below in the section titled “Tracking USSO’s Benchmark.”

During the nine months ended September 30, 2013, crude oil moved into a mild state of backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2011. During the nine months ended September 30, 2012, crude oil inventories began to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of September 2013. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 units, USSO has not registered any subsequent offerings of its units. As of September 30, 2013, USSO had issued 3,250,000 units, 650,000 of which were outstanding. As of September 30, 2013, there were 21,750,000 units registered but not yet issued.

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

As of September 30, 2013, USSO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As of September 30, 2013, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $962,080, and USSO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $20,550,717. USSO held 94.68% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 5.32% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $33.04.

By comparison, as of September 30, 2012, the total unrealized gain on short positions in Futures Contracts owned or held on that day was $418,500, and USSO established cash deposits and investments in Treasuries and money market funds that were equal to $9,055,338. USSO held 80.45% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 19.55% of the cash balance was held as investments in Treasuries and as margin deposits for USSO’s short positions in the Futures Contracts purchased at the FCM. The increase in cash assets in overnight deposits, investments in Treasuries and money market funds for September 30, 2013, as compared to September 30, 2012, was a result of the increase in USSO’s total net assets during the nine months ended September 30, 2013. The ending per unit NAV on September 30, 2012 was $37.83. The decrease in the per unit NAV for September 30, 2013, as compared to September 30, 2012, was primarily a result of crude oil futures contracts increasing in value between the nine months ended September 30, 2012 and the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2013, the average daily total net assets of USSO were $22,736,408. The management fee incurred by USSO during the period amounted to $102,033. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of USSO were $12,558,655. The management fee paid by USSO during the period amounted to $56,411.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2013 was $111,995, as compared to $85,768 for the nine months ended September 30, 2012. The increase in gross total fees and expenses excluding management fees for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to increased tax reporting, audit licensing and other fees during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the nine months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $63,117 for the nine months ended September 30, 2013 and $59,036 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $214,028 and $142,179, respectively, and after allowance for the expense waiver, totaled $150,911 and $83,143, respectively.

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

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $17,840. Of this amount, approximately $15,522 was a result of rebalancing costs and approximately $2,318 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $10,458. Of this amount, approximately $8,339 was a result of rebalancing costs and approximately $2,119 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to a higher number of futures contracts being held and traded as a result of USSO’s higher total net assets during the nine months ended September 30, 2013.  As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $63,117 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, USSO earned $5,046 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, USSO earned $2,641 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was similar during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of USSO were $33,306,413. The management fee incurred by USSO during the period amounted to $50,370. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USSO were $8,382,829. The management fee paid by USSO during the period amounted to $12,643.

In addition to the management fee, USSO pays all brokerage fees and other expenses, including tax reporting costs, licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2013 was $37,866, as compared to $32,545 for the three months ended September 30, 2012. The increase in gross total fees and expenses excluding management fees for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to increased tax reporting, audit, licensing and other fees during the three months ended September 30, 2013. For the three months ended September 30, 2013 and 2012, USSO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USSO. The total amount of the expense waiver was $13,634 for the three months ended September 30, 2013 and $26,872 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of USSO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $88,236 and $45,188, respectively, and after allowance for the expense waiver, totaled $74,602 and $18,316, respectively.

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

USSO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $8,935. Of this amount, approximately $6,897 was a result of rebalancing costs and approximately $2,038 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $2,403. Of this amount, approximately $1,286 was a result of rebalancing costs and approximately $1,117 was the result of trades necessitated by creation and redemption activity. The increase in the total commissions accrued to brokers for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to a higher number of futures contracts being held and traded as a result of USSO’s higher total net assets during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2013 represents approximately 0.11% of average daily total net assets. By comparison, the figure for the three months ended September 30, 2012 represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USSO’s audit expenses and tax accounting and reporting requirements are paid by USSO. These costs are estimated to be $85,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USSO to the extent that such expenses exceed 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2013, USCF waived $13,634 of USSO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USSO seeks to invest its assets such that it holds short positions in Futures Contracts and invests in Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USSO to pay the full amount of the contract value at the time of purchase, but rather require USSO to post an amount as a margin deposit against the eventual settlement of the short position. As a result, USSO retains an amount that is approximately equal to its total net assets, which USSO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USSO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, USSO earned $2,477 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USSO earned $683 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USSO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USSO purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USSO, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. As a result, the amount of income earned by USSO as a percentage of average daily total net assets was similar during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

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

For the 30-valuation days ended September 30, 2013, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.12%, while the simple average daily change in the per unit NAV of USSO over the same time period was 0.12%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.66)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USSO’s per unit NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USSO as compared to the inverse of the monthly value of the Benchmark Futures Contract for the three years ended September 30, 2013.

Since the commencement of the offering of USSO’s units to the public on September 24, 2009 to September 30, 2013, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.02)%, while the simple average daily change in the per unit NAV of USSO over the same time period was (0.03)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.23)%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USSO as measured by changes in its per unit NAV was (12.80)%. This is based on an initial per unit NAV of $37.89 as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $33.04. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $33.27 as of September 30, 2013, for a total return over the relevant time period of (12.18)%. The difference between the actual per unit NAV total return of USSO of (12.80)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (12.18)% was an error over the time period of (0.62)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO pays, offset in part by the income that USSO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, USSO earned dividend and interest income of $5,046, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2013, USSO also collected $5,950 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the nine months ended September 30, 2013, USSO incurred net expenses of $150,911. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(139,915), which is equivalent to an annualized weighted average net income rate of approximately (0.82)% for the nine months ended September 30, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of USSO as measured by changes in its per unit NAV was 4.62%. This was based on an initial per unit NAV of $36.16 as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $37.83. During this time period, USSO made no distributions to its unitholders. However, if USSO’s daily changes in its per unit NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, USSO would have had an estimated per unit NAV of $38.07 as of September 30, 2012, for a total return over the relevant time period of 5.28%. The difference between the actual per unit NAV total return of USSO of 4.62% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 5.28% was an error over the time period of (0.66)%, which is to say that USSO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of contango and the expenses that USSO paid, offset in part by the income that USSO collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USSO earned dividend and interest income of $2,641, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2012, USSO also collected $3,850 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USSO’s actual total return. During the nine months ended September 30, 2012, USSO incurred net expenses of $83,143. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(76,652), which was equivalent to an annualized weighted average net income rate of approximately (0.82)% for the nine months ended September 30, 2012.

There are currently three factors that have impacted or are most likely to impact USSO’s ability to accurately inversely track its Benchmark Futures Contract.

First, USSO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USSO executes the trade. In that case, USSO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per unit NAV of USSO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USSO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USSO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, USSO earns dividend and interest income on its cash, cash equivalents and Treasuries. USSO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2013. Interest payments, and any other income, were retained within the portfolio and added to USSO’s NAV. When this income exceeds the level of USSO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USSO will realize a net yield that will tend to cause daily changes in the per unit NAV of USSO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USSO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.60% for management fees, approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.18% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.86)% and affected USSO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USSO will continue to be higher than interest earned by USSO. As such, USCF anticipates that USSO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USSO.

Third, USSO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per unit NAV of USSO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USSO did not hold any Other Crude Oil-Related Investments. If USSO increases in size, and due to its obligations to comply with regulatory limits, USSO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CL1) vs Average Price of the Near 12 Months (12M Strip)
(10 years ending 9/30/13)
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
9/30/2003
9/30/2004
9/30/2005
9/30/2006
9/30/2007
9/30/2008
9/30/2009
9/30/2010
9/30/2011
9/30/2012
9/30/2013
CL1
12 Mo Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2003 and September 30, 2013.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years.  During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil.  Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011.  The crude oil futures market moved into backwardation during the nine months ended September 30, 2013.

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

Crude Oil Market. During the nine months ended September 30, 2013, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slow economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contribute to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the third quarter of 2013 approximately 11.45% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2003 and September 30, 2013, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. However, movements in crude oil were strongly correlated to movements in diesel-heating oil and unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel- Heating	Natural	Crude
September 30, 2003-2013	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.285)	0.961	0.196	0.382	0.099	0.419
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.258)	(0.248)	(0.265)	(0.019)	(0.321)
Global Equities (FTSE World Index)			1.000	0.212	0.450	0.148	0.485
Unleaded Gasoline				1.000	0.665	0.221	0.639
Diesel-Heating Oil					1.000	0.390	0.869
Natural Gas						1.000	0.322
Crude Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2013, crude oil was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds, global equities, large cap U.S. equities and natural gas. Movements in crude oil still had a strong positive correlation to the movements in diesel-heating oil. Over the shorter time frame, crude oil was neither strongly correlated nor inversely correlated with movements in unleaded gasoline as compared to the strong correlation over the longer time period.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel-Heating	Natural	Crude
12 Months ended September 30, 2013	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.177	0.852	(0.009)	0.047	0.065	0.270
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.456	(0.438)	(0.441)	0.398	(0.346)
Global Equities (FTSE World Index)			1.000	(0.272)	0.012	0.138	0.111
Unleaded Gasoline				1.000	0.556	0.064	0.480
Diesel-Heating Oil					1.000	(0.267)	0.786
Natural Gas						1.000	(0.403)
Crude Oil							1.000

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

USSO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USSO has allocated substantially all of its net assets to trading in Crude Oil Interests. USSO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USSO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USSO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USSO’s investments in money market funds and Treasuries is paid to USSO. During the nine months ended September 30, 2013, USSO’s expenses exceeded the income USSO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, USSO used other assets to pay expenses, which could cause a decrease in USSO’s NAV over time. To the extent expenses exceed income, USSO’s NAV will be negatively impacted.

USSO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USSO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2013, USSO did not purchase or liquidate any of its positions while daily limits were in effect; however, USSO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USSO by following various trading limitations and policies. In particular, USSO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USSO to limit its credit exposure. An FCM, when acting on behalf of USSO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USSO, all assets of USSO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USSO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USSO’s assets related to foreign Futures Contracts trading.

If, in the future, USSO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, USSO held cash deposits and investments in Treasuries and money market funds in the amount of $20,550,717 with the custodian and FCM. Some or all of these amounts may be subject to loss should USSO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, USSO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USSO. While USSO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USSO’s financial position.

European Sovereign Debt

USSO had no direct exposure to European sovereign debt as of September 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2013, USSO’s portfolio consisted of 210 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. USSO did not hold short positions on the ICE Futures as of September 30, 2013. For a list of USSO’s current holdings, please see USSO’s website at www.unitedstatesshortoilfund.com.

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

During the nine months ended September 30, 2013, USSO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USSO was not exposed to counterparty risk.

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

Date: November 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2013

