Form 10-Q
period 2014-06-30
United States Short Oil Fund, LP
filed 2014-08-14
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$10,214,258	$9,739,154
Equity in trading accounts:
Cash and cash equivalents	652,211	616,338
Unrealized loss on open commodity futures contracts	(191,670)	(49,320)
Receivable from General Partner (Note 3)	61,388	78,799
Directors' fees receivable	—	429
Dividends receivable	50	51
Other assets	1,841	255
Total assets	$10,738,078	$10,385,706

Liabilities and Partners' Capital
Professional fees payable	$69,895	$110,203
General Partner management fees payable (Note 3)	5,713	5,787
Brokerage commissions payable	372	372
Other liabilities	478	606
Total liabilities	76,458	116,968
Commitments and Contingencies (Notes 3, 4 and 5)
Partners' Capital
General Partner	—	—
Limited Partners	10,661,620	10,268,738
Total Partners' Capital	10,661,620	10,268,738
Total liabilities and partners' capital	$10,738,078	$10,385,706

Limited Partners' shares outstanding	350,000	300,000
Net asset value per share	$30.46	$34.23
Market value per share	$30.48	$34.19

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2014 contracts, expiring July 2014*	101	$(191,670)	(1.80)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.03%, 8/28/2014	$1,000,000	$999,952	9.38
0.04%, 10/30/2014	2,000,000	1,999,731	18.75
0.05%, 12/26/2014	1,000,000	999,777	9.38
Total Treasury Obligations		3,999,460	37.51

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	3,453	3,453	0.03
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,674	1,502,674	14.10
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,003,334	1,003,334	9.41
Wells Fargo Advantage Government Money Market Fund - Class I	1,000,055	1,000,055	9.38
Total Money Market Funds		3,509,516	32.92
Total Cash Equivalents		$7,508,976	70.43

* Collateral amounted to $652,211 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$(767,770)	$(881,530)	$(1,245,130)	$(1,411,610)
Change in unrealized gain (loss) on open positions	(98,110)	694,260	(142,350)	590,840
Dividend income	148	194	296	426
Interest income	666	1,233	1,417	2,143
Other income	700	1,050	1,050	1,750
Total loss	(864,366)	(184,793)	(1,384,717)	(816,451)

Expenses
Professional fees	47,320	31,122	69,895	62,362
General Partner management fees (Note 3)	18,518	28,862	34,885	51,663
Brokerage commissions	2,761	5,128	5,246	8,905
Other expenses	1,443	1,694	2,655	2,862
Total expenses	70,042	66,806	112,681	125,792
Expense waiver (Note 3)	(42,898)	(23,926)	(61,388)	(49,483)
Net expenses	27,144	42,880	51,293	76,309
Net loss	$(891,510)	$(227,673)	$(1,436,010)	$(892,760)
Net income (loss) per limited partnership share	$(2.13)	$0.03	$(3.77)	$(1.78)
Net loss per weighted average limited partnership share	$(2.28)	$(0.44)	$(4.00)	$(1.90)
Weighted average limited partnership shares outstanding	390,659	521,429	358,564	469,061

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$—	$10,268,738	$10,268,738
Addition of 100,000 partnership shares	—	3,341,435	3,341,435
Redemption of 50,000 partnership shares	—	(1,512,543)	(1,512,543)
Net loss	—	(1,436,010)	(1,436,010)

Balances, at June 30, 2014	$—	$10,661,620	$10,661,620

Net Asset Value Per Share:
At December 31, 2013			$34.23
At June 30, 2014			$30.46

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net loss	$(1,436,010)	$(892,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(35,873)	(94,994)
Unrealized (gain) loss on open futures contracts	142,350	(590,840)
Decrease in receivable from General Partner	17,411	57,540
Decrease in directors' fees receivable	429	655
Decrease in dividends receivable	1	46
Increase in other assets	(1,586)	(925)
Decrease in professional fees payable	(40,308)	(62,870)
Increase (decrease) in General Partner management fees payable	(74)	2,759
Increase in brokerage commissions payable	—	240
Decrease in other liabilities	(128)	(9)
Net cash used in operating activities	(1,353,788)	(1,581,158)
Cash Flows from Financing Activities:
Addition of partnership shares	3,341,435	7,517,804
Redemption of partnership shares	(1,512,543)	(1,832,408)
Net cash provided by financing activities	1,828,892	5,685,396
Net Increase in Cash and Cash Equivalents	475,104	4,104,238
Cash and Cash Equivalents, beginning of period	9,739,154	12,561,552
Cash and Cash Equivalents, end of period	$10,214,258	$16,665,790

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2014 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2014, DNO held short positions in 101 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

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

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of June 30, 2014, DNO had registered a total of 25,000,000 shares.

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

In accordance with GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2014 and 2013, DNO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2014 and 2013, DNO incurred $872 and $1,292, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $130,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2014, USCF waived $61,388 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$5,246	$8,905
Commissions accrued as a result of rebalancing	$5,113	$8,625
Percentage of commissions accrued as a result of rebalancing	97.46%	96.86%
Commissions accrued as a result of creation and redemption activity	$133	$280
Percentage of commissions accrued as a result of creation and redemption activity	2.54%	3.14%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of DNO’s reduced net assets during the six months ended June 30, 2014. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2014, represents approximately 0.09% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2013, represented approximately 0.11% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure DNO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by DNO were exchange-traded through June 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2014 and December 31, 2013, DNO held investments in money market funds in the amounts of $3,509,516 and $3,509,515, respectively. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2014 and December 31, 2013, DNO held cash deposits and investments in Treasuries in the amounts of $7,356,953 and $6,845,977, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should DNO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$34.23	$37.89
Total loss	(3.63)	(1.62)
Net expenses	(0.14)	(0.16)
Net decrease in net asset value	(3.77)	(1.78)
Net asset value, end of period	$30.46	$36.11

Total Return	(11.01)%	(4.70)%

Ratios to Average Net Assets
Total loss	(11.81)%	(4.70)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	1.34%	0.86%
Expenses waived*	(1.06)%	(0.57)%
Net expenses excluding management fees*	0.28%	0.29%
Net loss	(12.25)%	(5.14)%

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

The following table summarizes the valuation of DNO’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$7,508,976	$7,508,976	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(191,670)	(191,670)	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$5,509,185	$5,509,185	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(49,320)	(49,320)	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed
Hedging	Statements of Financial	Fair Value	Fair Value
Instruments	Condition Location	At June 30, 2014	At December 31, 2013
Futures – Commodity Contracts	Assets	$(191,670)	$(49,320)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2014		June 30, 2013
		Realized	Change in	Realized	Change in
	Location of	Gain or	Unrealized	Gain or	Unrealized
Derivatives not	Gain or (Loss)	(Loss)	Gain or (Loss)	(Loss)	Gain or (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized	Recognized in
Instruments	Income	Income	Income	in Income	Income
Futures – Commodity Contracts	Realized loss on closed positions	$(1,245,130)		$(1,411,610)

	Change in unrealized gain (loss) on open positions		$(142,350)		$590,840

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its aggregate net position back to the accountability level.   As of June 30, 2014, DNO held short positions in 101 WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures. For the six months ended June 30, 2014, DNO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2014, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

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

Current rules and regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or SEFs and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. Currently, “swap dealers,” “major swap participants,” certain active funds, commodity pools, certain credit default swaps and interest rate swaps, private funds and entities predominantly engaged in financial activities are required to centrally clear. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

Current rules and regulations require that certain swaps determined to be available to trade on a SEF must be executed over such a facility, including the obligation for facilities offering multiple person execution services. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default swaps must register as a SEF and be executed on a SEF. On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

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

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Price Movements

WTI light, sweet crude oil futures prices were volatile during the six months ended June 30, 2014, finishing the period with an upward trend. The price of the Benchmark Futures Contract started the period at $98.42 per barrel. It hit a peak on June 20, 2014 at $106.83 per barrel. The low of the period was on January 9, 2014 when the price dropped to $91.78 per barrel. The period ended with the Benchmark Futures Contract at $105.37 per barrel, up approximately 7.06% over the period. DNO’s per share NAV began the period at $34.23 and ended the period at $30.46 on June 30, 2014, a decrease of approximately (11.01)% over the period. DNO’s per share NAV reached its high for the period on January 9, 2014 at $36.68 and reached its low for the period on June 20, 2014 at $30.06. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the August 2014 contract. The increase of approximately 7.06% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO’s Benchmark.”

During the six months ended June 30, 2014, crude oil was predominantly in backwardation, meaning that the price of the near month crude Oil Futures Contract was greater than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. During the year ended December 31, 2013, crude oil inventories, particularly those in Cushing, Oklahoma, began to draw down from prior high levels, which contributed to the crude oil futures market moving into backwardation through the end of December 2013. During the six months ended June 30, 2014, crude oil inventories continued to draw down from present levels, which contributed to the crude oil futures market moving into backwardation through the end of March 2014. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of June 30, 2014, DNO had issued 3,350,000 shares, 350,000 of which were outstanding. As of June 30, 2014, there were 21,650,000 shares registered but not yet issued.

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

As of June 30, 2014, DNO had the following authorized purchasers: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Newedge USA LLC, Nomura Securities International Inc., RBC Capital Markets Corporation, SG Americas Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$30.46	$36.11
Average daily total net assets	$11,724,848	$17,363,808
Cash deposits and investments in Treasuries and money market funds	$10,866,469	$18,222,460
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,713	$2,569
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	94.00%	91.46%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	6.00%	8.54%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized loss on Futures Contracts	$(191,670)	$(144,490)
Management fee	$34,885	$51,663
Total fees and other expenses excluding management fees	$77,796	$74,129
Fees and expenses related to the registration or offering of additional shares	$1,050	$1,750
Total amount of the expense waiver	$61,388	$49,483
Expenses before allowance for the expense waiver	$112,681	$125,792
Expenses after allowance for the expense waiver	$51,293	$76,309
Total commissions accrued to brokers	$5,246	$8,905
Total commissions as annualized percentage of average total net assets	0.09%	0.11%
Commissions accrued as a result of rebalancing	$5,113	$8,625
Percentage of commissions accrued as a result of rebalancing	97.46%	96.86%
Commissions accrued as a result of creation and redemption activity	$133	$280
Percentage of commissions accrued as a result of creation and redemption activity	2.54%	3.14%

Portfolio Expenses. DNO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that DNO pays to USCF is calculated as a percentage of the total net assets of DNO. The fee is accrued daily and paid monthly.

The decrease in the per share NAV for June 30, 2014, compared to June 30, 2013, was a result of higher prices for crude oil and the related increase in the value of the futures contracts in which DNO had invested. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2014, compared to June 30, 2013, was the result of DNO’s smaller size, as measured by total net assets.

Average interest rates earned on short-term investments held by DNO, including cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by DNO as a percentage of average total net assets was similar during the six months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to an increase in certain of DNO’s operating expenses. The decrease in the total commissions accrued to brokers by DNO for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in the number of contracts being held and traded.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$12,379,595	$19,294,268
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$814	$1,427
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$18,518	$28,862
Total fees and other expenses excluding management fees	$51,524	$37,944
Fees and expenses related to the registration or offering of additional shares	$700	$1,050
Total amount of expense waiver	$42,898	$23,926
Expenses before allowance for the expense waiver	$70,042	$66,806
Expenses after allowance for the expense waiver	$27,144	$42,880
Total commissions accrued to brokers	$2,761	$5,128
Total commissions as annualized percentage of average total net assets	0.09%	0.11%
Commissions accrued as a result of rebalancing	$2,707	$4,961
Percentage of commissions accrued as a result of rebalancing	98.04%	96.74%
Commissions accrued as a result of creation and redemption activity	$54	$167
Percentage of commissions accrued as a result of creation and redemption activity	1.96%	3.26%

Average interest rates earned on short-term investments held by DNO, including cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by DNO as a percentage of average total net assets was similar during the three months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was due to an increase in certain of DNO’s operating expenses. The decrease in the total commissions accrued to brokers by DNO for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was a result of decreased brokerage fees due to a lower number of futures contracts held and traded.

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

For the 30-valuation days ended June 30, 2014, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.15)%, while the simple average daily change in the per share NAV of DNO over the same time period was (0.154)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (3.75)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to June 30, 2014, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.024)%, while the simple average daily change in the per share NAV of DNO over the same time period was (0.028)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.18)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2014; the second graph measures monthly changes from June 30, 2011 through June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of DNO as measured by changes in its per share NAV was (11.01)%. This is based on an initial per share NAV of $34.23 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $30.46. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $30.60 as of June 30, 2014, for a total return over the relevant time period of (10.605)%. The difference between the actual per share NAV total return of DNO of (11.01)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (10.605)% was an error over the time period of (0.409)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2013, the actual total return of DNO as measured by changes in its per share NAV was (4.70)%. This was based on an initial per share NAV of $37.89 as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $36.11. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $36.28 as of June 30, 2013, for a total return over the relevant time period of (4.25)%. The difference between the actual per share NAV total return of DNO of (4.70)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (4.25)% was an error over the time period of (0.45)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2014. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2004 and June 30, 2014.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years.  During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil.  Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was predominantly in backwardation during the six months ended June 30, 2014.

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

Crude Oil Market. During the six months ended June 30, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States. On the supply side, efforts by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially successful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the second quarter of 2014 approximately 7.06 % higher than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2004 and June 30, 2014, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, global equities, and natural gas. However, movements in crude oil were strongly correlated to movements in diesel-heating oil and unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel- Heating	Natural	Crude
June 30, 2004 – 2014*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.310)	0.961	0.289	0.359	0.079	0.416
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.292)	(0.279)	(0.242)	(0.023)	(0.323)
Global Equities (FTSE World Index)			1.000	0.336	0.435	0.125	0.489
Unleaded Gasoline				1.000	0.770	0.250	0.732
Diesel-Heating Oil					1.000	0.400	0.858
Natural Gas						1.000	0.309
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2014, crude oil still showed neither strongly correlated nor inversely correlated movements with U.S. government bonds, global equities, large cap U.S. equities, diesel-heating oil and natural gas. Movements in crude oil were still strongly correlated to the movements in unleaded gasoline.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel- Heating	Natural	Crude
12 Months ended June 30, 2014*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.173)	0.950	0.368	(0.361)	(0.565)	0.124
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.104)	(0.544)	(0.035)	0.170	(0.388)
Global Equities (FTSE World Index)			1.000	0.202	(0.472)	(0.632)	0.104
Unleaded Gasoline				1.000	0.160	(0.290)	0.641
Diesel-Heating Oil					1.000	0.589	0.227
Natural Gas						1.000	(0.325)
Crude Oil							1.000

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

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the six months ended June 30, 2014, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2014, DNO used other assets to pay expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2014, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2014, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $10,866,469 with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2014, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of June 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2014, DNO’s portfolio consisted of 101 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on the ICE Futures as of June 30, 2014. For a list of DNO’s current holdings, please see DNO’s website at www.unitedstatescommodityfunds.com.

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

DNO may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP transaction”). These EFRP transactions may expose DNO to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the six month reporting period ended June 30, 2014, DNO limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in DNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, and DNO’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 15, 2014.

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

Date: August 14, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2014

