Form 10-K
period 2014-12-31
United States Short Oil Fund, LP
filed 2015-03-26
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2014 was: $10,668,000.

The registrant had 250,000 outstanding shares as of March 23, 2015.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership or control of a majority of Wainwright’s shares. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the Stock Split Index Fund, a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a Swaps Firm on August 8, 2013.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States 12 Month Natural Gas Fund, LP (“UNL”), the United States Brent Oil Fund, LP (“BNO”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USO, UNG, USL, UGA, UHN, UNL, BNO, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca, Inc. (“NYSE Arca”) of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

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

USCF is required to evaluate the credit risk of DNO to the futures commission merchant (“FCM”), oversee the purchase and sale of DNO’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of DNO and manage DNO’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for DNO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for DNO.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Fifth Amended and Restated Limited Liability Agreement of USCF, dated as of July 22, 2011 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of DNO. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

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

USCF employs a “neutral” investment strategy in order to inversely track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down. DNO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell DNO’s shares for the purpose of taking short positions indirectly in crude oil in a cost-effective manner, and/or to permit participants in the crude oil or other industries to hedge the risk of losses in their crude oil-related transactions. Accordingly, depending on the investment objective of an individual investor, the risks generally associated with taking short positions in crude oil and/or the risks involved in hedging may exist. In addition, an investment in DNO involves the risk that the changes in the daily price of DNO’s shares, in percentage terms, will not accurately track the inverse of the daily changes in the Benchmark Futures Contract, in percentage terms, and that daily changes in the Benchmark Futures Contract, in percentage terms, will not closely correlate with the inverse of daily changes in the spot price of WTI light sweet crude oil, in percentage terms.

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

The shares issued by DNO may only be purchased by Authorized Participants and only in blocks of 50,000 shares called Creation Baskets. The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of the shares in the Creation Basket. Similarly, only Authorized Participants may redeem shares and only in blocks of 50,000 shares called Redemption Baskets. The amount of the redemption proceeds for a Redemption Basket is equal to the aggregate NAV of shares in the Redemption Basket. The purchase price for Creation Baskets and the redemption price for Redemption Baskets are the actual NAV calculated at the end of the business day when a request for a purchase or redemption is received by DNO. The NYSE Arca publishes an approximate per share NAV intra-day based on the prior day’s per share NAV and the current price of the Benchmark Futures Contract, but the price of Creation Baskets and Redemption Baskets is determined based on the actual per share NAV calculated at the end of the day.

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

By remaining invested as fully as possible in short positions in Futures Contracts or Other Crude Oil-Related Investments, USCF believes that the daily changes in percentage terms in DNO’s NAV will continue to closely inversely track the daily changes, in percentage terms, in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of DNO. Additionally, Futures Contracts traded on the NYMEX have closely tracked the spot price of crude oil. Based on these expected interrelationships, USCF believes that the daily changes in the price of DNO’s shares traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the inverse of the daily changes in the spot price of WTI light, sweet crude oil, on a percentage basis. For performance data relating to DNO’s ability to track benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking DNO’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place DNO’s trades in Futures Contracts and Other Crude Oil-Related Investments and otherwise manage DNO’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

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

The specific Futures Contracts sold depend on various factors, including a judgment by USCF as to the appropriate diversification of DNO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting DNO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Crude Oil-Related Investments. To the extent that DNO invests in Other Crude Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If DNO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Crude Oil-Related Investments, a substantial portion of DNO’s assets could be invested in accordance with such priority in Other Crude Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As DNO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Crude Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause DNO to invest in Other Crude Oil-Related Investments include those allowing DNO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on DNO’s ability to invest in over-the-counter transactions and cleared swaps.

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

DNO anticipates that to the extent it invests in Futures Contracts other than contracts on WTI light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Crude Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Crude Oil-Related Investments against the current Benchmark Futures Contract.

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

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

DNO may take short positions in Futures Contracts traded on the NYMEX that are based on WTI light, sweet crude oil. It may also take short positions in contracts on other exchanges, including the ICE Futures and the Singapore Exchange. The contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serve the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures Europe. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a WTI crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light, sweet crude oil.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Diesel-Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Diesel-Heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S. based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for WTI light, sweet crude oil.  In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds exceed these accountability levels for investments in the futures contract for WTI light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its aggregate position back to the accountability level.  As of December 31, 2014, DNO held short positions in 209 Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on ICE Futures as of December 31, 2014. For the year ended December 31, 2014, DNO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2014, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, DNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect DNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of DNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of DNO. See “The Commodity Interest Markets” – “Regulation” in this annual report on Form 10-K for additional information.

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

Why Does DNO Purchase and Sell Futures Contracts?

DNO’s investment objective is to have the daily changes in percentage terms of its shares’ per share NAV inversely reflect the daily changes in percentage terms of the spot price of WTI light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on WTI light, sweet crude oil as traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less DNO’s expenses. DNO seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Crude Oil-Related Investments it holds).

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

Spot Commodities

While the Futures Contracts can be physically settled, DNO does not intend to take or make physical delivery. DNO may from time to time trade in Other Crude Oil-Related Investments, including contracts based on the spot price of crude oil.

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

During the reporting period of this annual report on Form 10-K, DNO limited its derivatives activities to Futures Contracts and EFR transactions.

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

DNO also employs ALPS Distributors, Inc. as its marketing agent (“Marketing Agent” or “ALPS Distributors”). USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203.  ALPS Distributors is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

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

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. UBS Securities’ principal business address is 677 Washington Blvd., Stamford, Connecticut 06901. From DNO’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for DNO. Effective October 10, 2013, RBC Capital became the futures clearing broker for DNO. Both RBC Capital and UBS Securities are registered in the United States with FINRA as a broker-dealer and with the CFTC as a FCM. RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

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

RBC contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

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

On June 12, 2012, the State of Illinois Secretary of State Securities Department consented to entry of a judgment enjoining the firm for violation of the Illinois Securities Law of 1953. RBC undertook to repurchase auction rate securities from certain customers before June 30, 2009. RBC also undertook to use best efforts to provide, by December 31, 2009, liquidity opportunities for customers ineligible for the buyback. RBC undertook to provide periodic reports to regulator. RBC paid a penalty of $1,400,139.82.

On May 10, 2012, FINRA commenced and settled an administrative proceeding against RBC for violations of FINRA Rules 1122 and 2010 and NASD Rules 2110 and 3010 for failing to establish, maintain and enforce written supervisory procedures reasonably designed to achieve compliance with applicable rules concerning short-term transactions in closed end funds.  RBC paid a fine of $200,000.

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

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for wilful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product.  The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

For more details, please see RBC’s Form BD, as filed with the SEC.

RBC Capital will act only as clearing broker for DNO and as such will be paid commissions for executing and clearing trades on behalf of DNO. Prior to October 10, 2013, UBS Securities acted only as clearing broker for DNO and as such was paid commissions for executing and clearing trades on behalf of DNO. RBC Capital has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RBC Capital will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or DNO.

RBC Capital is not affiliated with DNO or USCF. Therefore, neither USCF nor DNO believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as DNO’s FCM.

Currently, USCF does not employ commodity trading advisors for the trading of DNO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI, CPER, USAG and USMI. If, in the future, USCF does employ commodity trading advisors for DNO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of DNO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers(1)

Service Provider	Compensation Paid by USCF
BBH&Co., Custodian and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of DNO’s and the Related Public Funds’ combined net assets, (b) 0.0465% for DNO’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once DNO’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)
ALPS Distributors, Marketing Agent	0.06% on DNO’s assets up to $3 billion and 0.04% on DNO’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)	The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for each Fund.

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

Fees and Compensation Arrangements between DNO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by DNO
UBS Securities LLC, Futures Commission Merchant(4)	Approximately $3.50 per buy or sell; charges may vary
RBC Capital Markets, LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	DNO pays this compensation.
(4)	DNO paid this compensation to UBS Securities LLC for services rendered up to October 10, 2013.

New York Mercantile Exchange Licensing Fee(5) – 0.015% on all net assets.

(5)	Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. DNO is responsible for its pro rata share of the assets held by DNO and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI.

Expenses Paid or Accrued by DNO from Inception through December 31, 2014 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$441,142
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$85,686
Other Amounts Paid or Accrued(6):	$941,458
Total Expenses Paid or Accrued:	$1,468,286
Expenses Waived(7):	$(820,718)
Total Expenses Paid or Accrued Including Expenses Waived(7):	$647,568

(6)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(7)	USCF has voluntarily agreed to pay certain expenses typically borne by DNO, to the extent that such expenses exceeded 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid or Accrued by DNO from Inception through December 31, 2014 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.12% annualized
Other Amounts Paid or Accrued(7):	1.28% annualized
Total Expenses Paid or Accrued:	2.00% annualized
Expenses Waived(8):	(1.12)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(8):	0.88% annualized

(7)	Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(8)	USCF has voluntarily agreed to pay certain expenses typically borne by DNO, to the extent that such expenses exceeded 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods.

Other Fees. DNO also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $68,000 for the fiscal year ended December 31, 2014. In addition, DNO is responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for DNO and the Related Public Funds. DNO’s portion of such fees and expenses for the year ended December 31, 2014 was $3,400.

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

The Administrator calculates the per share NAV of DNO once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the Futures Contracts traded on the NYMEX, but calculates or determines the value of all other DNO investments (including Futures Contracts not traded on the NYMEX, Other Crude-Oil Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among BBH&Co., DNO and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by DNO in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of DNO shares on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of DNO and the indicative fund value. If the market price of DNO shares diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if DNO appears to be trading at a discount compared to the indicative fund value, a market professional could buy DNO shares on the NYSE Arca and sell short Futures Contracts. Such arbitrage trades can tighten the tracking between the market price of DNO and the indicative fund value and thus can be beneficial to all market participants.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of DNO. The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any shareholder or Authorized Participant. From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2015), the applicable transaction fee paid by Authorized Participants was $350 to DNO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Participants who make deposits with DNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either DNO or USCF, and no such person will have any obligation or responsibility to DNO or USCF to effect any sale or resale of shares. As of December 31, 2014, 15 Authorized Participants had entered into agreements with USCF on behalf of DNO. During the year ended December 31, 2014, DNO issued 3 Creation Baskets and redeemed 5 Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy crude oil or sell crude oil or Crude Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Crude Oil Interests, or the price of the shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, USCF, and DNO under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Participant Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the NYMEX or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. The day on which the Marketing Agent receives a valid purchase order is referred to as the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash, or a combination of Treasuries and cash, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with DNO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet DNO’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to DNO’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the third business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of DNO shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. DNO’s per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more baskets mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent (“Redemption Order Date”). The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to DNO, as described below. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to DNO’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant agrees to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to DNO’s account with the Custodian not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order (“Redemption Distribution Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other over-the-counter energy transaction (through itself or a designated acceptable broker) with DNO for the sale of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2) above, the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet DNO’s investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from DNO consists of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of DNO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from DNO will be delivered to the Authorized Participant by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, DNO’s DTC account has been credited with the baskets to be redeemed. If DNO’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if DNO receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to DNO’s DTC account by 3:00 p.m. New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to DNO’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less.

Creation and Redemption Transaction Fee

To compensate DNO for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2015), the applicable transaction fee paid by Authorized Participants was $350 to DNO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify USCF and DNO if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the per share NAV of DNO at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Crude Oil-Related Investments. The prices of shares offered by Authorized Participants are expected to fall between DNO’s per share NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with DNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either DNO or USCF, and no such person has any obligation or responsibility to USCF or DNO to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their per share NAV. The amount of the discount or premium in the trading price relative to the per share NAV may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Crude Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Futures Contracts and Other Crude Oil-Related Investments may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

If DNO enters into a swap agreement, DNO must post both collateral and independent amounts to its swap counterparty(ies). The amount of collateral DNO posts changes according to the amounts owed by DNO to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by DNO at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

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

The offer and sale of shares of DNO, as well as shares of each Related Public Fund, is registered under the 1933 Act. DNO and the Related Public Funds are subject to the requirements of the 1933 Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

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

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

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

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

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

Some swap transactions are cleared through central counterparties. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, and then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing-house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing-house acts as the counterparty to each transaction.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if DNO enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require DNO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Regulation imposes requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by DNO in connection with uncleared swaps.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Furthermore, until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, DNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect DNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of DNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of DNO.

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

Regulators have not yet finalized the Dodd-Frank Act rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, DNO may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the OTC markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Regulations impose requirements on swap dealers and major swap participants with respect to the treatment of collateral posted by their counterparties to margin, guarantee, or secure uncleared swaps. In other words, the rule places restrictions on what swap dealers and major swap participants can do with collateral posted by DNO in connection with uncleared swaps.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

General Regulation Applicable to DNO

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “1940 Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime. Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject. Although DNO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to DNO and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to DNO and USCF, but any such further rule changes could result in additional operating efficiencies for DNO and USCF.

With regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on DNO is impossible to predict, but it could be substantial and adverse.

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

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and DNO’s financial statements and the related notes.

DNO’s investment objective is for the daily percentage change in the net asset value (“NAV”) per share to inversely reflect the daily percentage changes of the spot price of WTI light, sweet crude oil, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, less DNO’s expenses. DNO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely inversely track the changes in the daily price of the Benchmark Futures Contract, also measured in percentage terms. DNO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in crude oil and to hedge against movements in the spot price of WTI light, sweet crude oil. An investment in DNO involves investment risk similar to a direct investment in Futures Contracts and Other Crude Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. In addition to investment risk and correlation risk, an investment in DNO involves tax risks, over-the-counter risks, and other risks.

Investment Risk

The net asset value of DNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by DNO and fluctuations in the prices of these assets could materially adversely affect an investment in DNO’s shares.

The net assets of DNO consist primarily of investments in Futures Contracts and, to a lesser extent, in Other Crude Oil-Related Investments. The NAV of DNO’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of WTI light, sweet crude oil in the marketplace. Crude oil prices depend on local, regional and global events or conditions that affect supply and demand for oil.

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

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of crude oil. Investing in DNO’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.
•	Daily percentage changes in the prices of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price of WTI light, sweet crude oil.

The market price at which investors buy or sell shares may be significantly less or more than net asset value.

DNO’s NAV per share will change throughout the day as fluctuations occur in the market value of DNO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the WTI light, sweet crude oil and the Benchmark Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of DNO’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which light, sweet crude oil trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light, sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which light, sweet crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in DNO’s net asset value may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

It is possible that the daily percentage changes in DNO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As DNO approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, DNO may begin investing in Other Crude Oil-Related Investments. In addition, DNO is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by DNO is reduced by expenses and transaction costs, including those incurred in connection with DNO’s trading activities, and increased by interest income from DNO’s holdings of Treasury securities. Tracking the Benchmark Futures Contract requires trading of DNO’s portfolio with a view to inversely tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

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

The design of DNO’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of DNO’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on DNO’s per share NAV and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

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

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, DNO may be limited with respect to the size of its investments in Futures Contracts and Other Crude Oil-Related Investments subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a ten percent (10%) or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect DNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of DNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of DNO.

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

A portion of DNO’s assets may be used to trade over-the-counter contracts, such as forward contracts or swap or spot contracts. Over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions. The markets for over-the-counter contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. While certain regulations adopted over the past two years are intended to provide additional protections to participants in the OTC market, the current regulation of the over-the-counter contracts could expose DNO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. As a result of such regulations, if DNO enters into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require DNO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the OTC market will be subject to much more extensive regulatory oversight and regulation after the implementation of the Dodd-Frank Act.

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

DNO is not actively managed by conventional methods. Accordingly, if DNO’s investments in Oil Interests are declining in value, DNO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Futures Contract. USCF will seek to cause the NAV of DNO’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

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

USCF was formed to be the sponsor and manager of investment vehicles such as DNO and has been managing such investment vehicles since April 2006. Since April 2006, the Chief Investment Officer and Chief Financial Officer have been managing and directing the day-to-day activities and affairs of DNO. Since January 2015, Mr. Gerber has assumed a more active role in the day-to-day activities of USCF, DNO and the Related Public Funds. The Chief Investment Officer has resigned effective May 1, 2015. Mr. Gerber has stated that it is his intent to not replace the Chief Investment Officer’s position, but to utilize current and future staff to fill any material gaps that may ensue from the Chief Investment Officer’s departure. There is a risk that not replacing the Chief Investment Officer may have a material adverse effect on the management and/or financial results of DNO.

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

DNO is not a registered investment company so shareholders do not have the protections of the Investment Company Act of 1940, as amended (the “1940 Act”).

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

DNO is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to DNO. These persons are directors, officers or employees of other entities that may compete with DNO for their services. They could have a conflict between their responsibilities to DNO and to those other entities. As a result of these and other relationships, parties involved with DNO have a financial incentive to act in a manner other than in the best interests of DNO and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted final rules governing the structure and operation of money market funds, in a release adopting amendments to Rule 2a-7 under the 1940 Act. The new rules will require institutional prime money market funds to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating NAV”). In addition, all money market funds will be able, and in certain cases will be required, to impose liquidity fees and temporarily suspend redemptions during periods of market stress, subject to certain board findings. Finally, the SEC also revised certain diversification provisions of Rule 2a-7, as well as provisions relating to stress testing. DNO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in Futures Contracts. It is unclear at this time what impact of money market reform would have on DNO’s ability to hedge risk, however, the imposition of a floating NAV could cause DNO to limit remaining assets solely in Treasuries and cash.

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

	High	Low
Fiscal year 2014
First quarter	$36.69	$31.87
Second quarter	$33.28	$30.07
Third quarter	$34.25	$30.47
Fourth quarter	$55.30	$33.99

	High	Low
Fiscal year 2013
First quarter	$38.82	$35.58
Second quarter	$40.30	$35.51
Third quarter	$36.13	$31.04
Fourth quarter	$36.50	$32.40

As of December 31, 2014, DNO had approximately 520 holders of shares.

Dividends

DNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

DNO does not purchase shares directly from its shareholders; however, in connection with its redemption of baskets held by Authorized Participants, DNO redeemed 5 baskets (comprising 250,000 shares) during the year ended December 31, 2014.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Total assets	$11,232	$10,386	$13,396	$10,985	$8,289
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$4,386	$(2,905)	$3,066	$(1,135)	$1,110
Net income (loss)	$4,319	$(3,054)	$2,981	$(1,203)	$996
Weighted-average limited partnership shares	307,808	606,027	322,951	260,822	357,534
Net income (loss) per share	$21.45	$(3.66)	$1.73	$(4.26)	$(3.57)
Net income (loss) per weighted average share	$14.03	$(5.04)	$9.23	$(4.61)	$2.79
Cash and cash equivalents at end of year	$8,698	$9,739	$12,562	$9,409	$7,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

DNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share NAV to inversely reflect the daily changes in percentage terms of the spot price of WTI light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in percentage terms, in the price of the futures contract for WTI light, sweet crude oil traded on the NYMEX that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Crude Oil-Related Investments.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2014 and exhibited moderate daily swings along with an uneven downward trend during the year. The price of the Benchmark Futures Contract started the year at $98.42 per barrel. It hit a peak on June 20, 2014 at $106.83 per barrel. The low of the year was on December 31, 2014 when the price dropped to $53.27 per barrel. The year ended with the Benchmark Futures Contract at $53.27 per barrel, down approximately 45.87% over the year.  DNO’s per share NAV began the year at $34.23 and ended the year at $55.68 on December 31, 2014, an increase of approximately 62.66% over the year. DNO’s per share NAV reached its high for the year on December 31, 2014 at $55.68 and reached its low for the year on June 20, 2014 at $30.06. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the February 2015 contract. The return of approximately 45.87% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below, in the section titled “Tracking DNO’s Benchmark.”

During the year ended December 31, 2014, crude oil began the year in a mild state of backwardation, meaning that the price of the near month crude oil Futures Contract was greater than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2010 and the beginning of 2011. During the year ended December 31, 2013, crude oil inventories fluctuated, which contributed to the crude oil futures market alternating between contango and backwardation through the end of December 2013. During the year ended December 31, 2014, crude oil inventories, particularly those in Cushing, Oklahoma, began to build from present levels, which contributed to the crude oil futures market moving into contango through the end of December 2014.For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO.” On that day, DNO established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant, Deutsche Bank Securities Inc., in exchange for $10,000,000 in cash.

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of December 31, 2014, DNO had issued 3,400,000 shares, 200,000 of which were outstanding. As of December 31, 2014, there were 21,600,000 shares registered but not yet issued.

More shares may have been issued by DNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by DNO cannot be resold by DNO. As a result, DNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2014, DNO had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial Capital Markets and Virtu Financial BD LLC.

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013; and for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Per share net asset value, end of period	$55.68	$34.23	$37.89
Average daily total net assets	$10,519,659	$20,964,085	$12,136,777
Cash deposits and investments in Treasuries and money market funds	$9,809,332	$10,355,492	$14,023,228
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,990	$6,208	$3,619
Annualized yield based on average daily total net assets	0.03%	0.03%	0.03%
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	88.67%	94.05%	89.58%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	11.33%	5.95%	10.42%
Total unrealized gain (loss) on Futures Contracts	$1,328,190	$(49,320)	$(735,330)
Management fee	$63,118	$125,784	$72,821
Total fees and other expenses excluding management fees	$152,474	$138,699	$142,487
Total amount of the expense waiver	$131,982	$78,799	$107,023
Expenses before allowance for the expense waiver	$215,592	$264,483	$215,308
Expenses after allowance for the expense waiver	$83,610	$185,684	$108,285
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$11,211	$21,444	$13,770
Total commissions as annualized percentage of average total net assets	0.11%	0.10%	0.11%
Commissions accrued as a result of rebalancing	$11,072	$18,763	$12,010
Percentage of commissions accrued as a result of rebalancing	98.76%	87.50%	87.22%
Commissions accrued as a result of creation and redemption activity	$139	$2,681	$1,760
Percentage of commissions accrued as a result of creation and redemption activity	1.24%	12.50%	12.78%

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

The increase in the per share NAV for December 31, 2014, compared to December 31, 2013 was primarily due to the lower prices for crude oil and the related decrease in value of the Futures Contracts in which DNO invested; the decrease in the per share NAV for December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the higher prices for crude oil and the related increase in value of the Futures Contracts in which DNO invested.

DNO’s decrease in cash deposits and investments in Treasuries and money market funds for December 31, 2014, compared to December 31, 2013 was the result of DNO’s smaller size as measured by total net assets; the increase for the year ended December 31, 2013, compared to the year ended December 31, 2012, was the result of DNO’s larger size as measured by total net assets.

Average interest income on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were similar during the year ended December 31, 2014, compared to the years ended December 31, 2013 and 2012, as measured as a percentage of average daily total net assets.

The increase in total fees and expenses excluding management fees for the year ended December 31, 2014, compared to the year ended December 31, 2013; and for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to an increase in certain expenses.

DNO’s total commissions accrued to brokers for the year ended December 31, 2014, compared to the year ended December 31, 2013, were similar, and were also similar for the year ended December 31, 2013, compared to the year ended December 31, 2012, as measured as an annualized percentage of average total net assets.

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013; and for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Average daily total net assets	$8,257,613	$15,704,909	$10,880,315
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$594	$1,162	$978
Annualized yield based on average daily total net assets	0.03%	0.03%	0.04%
Management fee	$12,488	$23,751	$16,410
Total fees and other expenses excluding management fees	$21,952	$26,704	$56,719
Total amount of the expense waiver	$19,270	$15,682	$47,987
Expenses before allowance for the expense waiver	$34,440	$50,455	$73,129
Expenses after allowance for the expense waiver	$15,170	$34,773	$25,142
Fees and expenses related to the registration or offering of additional shares	$—	$—	$—
Total commissions accrued to brokers	$3,514	$3,604	$3,312
Total commissions as annualized percentage of average total net assets	0.17%	0.09%	0.12%
Commissions accrued as a result of rebalancing	$3,508	$3,241	$2,752
Percentage of commissions accrued as a result of rebalancing	99.83%	89.93%	83.09%
Commissions accrued as a result of creation and redemption activity	$6	$363	$560
Percentage of commissions accrued as a result of creation and redemption activity	0.17%	10.07%	16.91%

Average interest income earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were similar during the three months ended December 31, 2014, compared to the three months ended December 31, 2013; and was similar for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, as measured by average daily total net assets.

DNO’s total fees and other expenses excluding management fees for the three months ended December 31, 2014, compared to the three months ended December 21, 2013 were similar, as were the three months ended December 31, 2013, compared to the three months ended December 31, 2012.

Tracking DNO’s Benchmark. USCF seeks to manage DNO’s portfolio such that average daily changes in its per share NAV, on a percentage basis, closely inversely track the average daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in DNO’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  DNO’s portfolio management goals do not include trying to make the nominal price of DNO’s per share NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the spot price for crude oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2014, the simple average daily change in the Benchmark Futures Contract was 1.128%, while the simple average daily change in the per share NAV of DNO over the same time period was 1.125%.  The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.00%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of DNO’s per share NAV versus the inverse of the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2014, the last trading day in December. The second chart below shows the monthly total returns of DNO as compared to the inverse of the monthly value of the Benchmark Futures Contract for the three years ended December 31, 2014.

Since the commencement of the offering of DNO shares to the public on September 24, 2009 to December 31, 2014, the inverse of the simple daily change in the Benchmark Futures Contract was 0.02%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.02%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.23)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2014, the actual total return of DNO as measured by changes in its per share NAV was 62.66%. This is based on an initial per share NAV of $34.23 on December 31, 2013 and an ending per share NAV as of December 31, 2014 of $55.68. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $56.10 as of December 31, 2014, for a total return over the relevant time period of 63.89%. The difference between the actual per share NAV total return of DNO of 62.66% and the expected total return based on the inverse of the changes in the daily total return of the Benchmark Futures Contract of 63.89% was an error over the time period of (1.23)%, which is to say that DNO actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that DNO pays, offset in part by the income that DNO collects on its cash and cash equivalent holdings. During the year ended December 31, 2014, DNO earned dividend and interest income of $2,990, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2014, DNO also collected $2,100 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to DNO’s actual total return. During the year ended December 31, 2014, DNO incurred net expenses of $83,610. Income from dividends and interest and Authorized Participant collections net of expenses was $(78,520), which is equivalent to a weighted average net income rate of approximately (0.75)% for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, the actual total return of DNO as measured by changes in its per share NAV was (9.66)%. This is based on an initial per share NAV of $37.89 on December 31, 2012 and an ending per share NAV as of December 31, 2013 of $34.23. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $34.46 as of December 31, 2013, for a total return over the relevant time period of (9.05)%. The difference between the actual per share NAV total return of DNO of (9.66)% and the expected total return based on the inverse of the changes in the daily total return of the Benchmark Futures Contract of (9.05)% was an error over the time period of (0.61)%, which is to say that DNO actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that DNO pays, offset in part by the income that DNO collects on its cash and cash equivalent holdings. During the year ended December 31, 2013, DNO earned dividend and interest income of $6,208, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2013, DNO also collected $8,400 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to DNO’s actual total return. During the year ended December 31, 2013, DNO incurred net expenses of $185,684. Income from dividends and interest and Authorized Participant collections net of expenses was $(171,076), which is equivalent to a weighted average net income rate of approximately (0.82)% for the year ended December 31, 2013.

By comparison, for the year ended December 31, 2012, the actual total return of DNO as measured by changes in its per share NAV was 4.78%. This was based on an initial per share NAV of $36.16 on December 31, 2011 and an ending per share NAV as of December 31, 2012 of $37.89. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $38.24 as of December 31, 2012, for a total return over the relevant time period of 5.75%. The difference between the actual per share NAV total return of DNO of 4.78% and the expected total return based on the inverse of the changes in the daily return of the Benchmark Futures Contract of 5.75% was an error over the time period of (0.97)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that DNO paid, offset in part by the income that DNO collected on its cash and cash equivalent holdings. During the year ended December 31, 2012, DNO earned dividend and interest income of $3,619, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the year ended December 31, 2012, DNO also collected $5,250 from its Authorized Participants for creating or redeeming baskets of shares. This income also contributed to DNO’s actual total return. During the year ended December 31, 2012, DNO incurred net expenses of $108,285. Income from dividends and interest and Authorized Participant collections net of expenses was $(99,416) which is equivalent to a weighted average net income rate of approximately (0.82)% for the year ended December 31, 2012.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per share NAV of DNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fees, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2014. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, DNO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.60)% for management fees, approximately (0.11)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (1.34)% for other expenses. The foregoing fees and expenses, net of income and reimbursements, resulted in a net yield on an annualized basis of approximately (0.77)% and affected DNO’s ability to track the inverse of the daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2014, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12 month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12 month contracts from the near month price for the 10 year period between December 31, 2004 and December 31, 2014. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures for trading, started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market moved back and forth between contango and backwardation during the year ended December 31, 2014

Periods of contango or backwardation do not materially impact DNO’s investment objective of having the daily percentage changes in its per share NAV inversely track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both DNO’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the year ended December 31, 2014, crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq, and Syria also contributed to heightened volatility. In recent years, oil production in the United States and Canada has increased. However, limits on oil transportation infrastructure, including pipelines, have made it more difficult for the increased production to move to the centers of refining, often leading to a build-up in crude oil inventory in areas of the United States, such as the U.S. Midwest, and Canada. The result is that crude oil prices in the U.S. Midwest, where the pricing point of the light, sweet crude oil contract is located, have tended to trade at a lower price than crude oil in other parts of the United States and lower than global crude oil benchmarks such as Brent crude oil. United States crude oil prices finished the year ended December 31, 2014 approximately 45.87% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2004 and 2014, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds, and natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating oil.

Correlation Matrix December 31, 2004-2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.292)	0.959	0.301	0.391	0.098	0.432
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.276)	(0.267)	(0.245)	(0.009)	(0.329)
Global Equities (FTSE World Index)			1.000	0.361	0.478	0.147	0.518
Unleaded Gasoline				1.000	0.778	0.248	0.743
Diesel-Heating Oil					1.000	0.373	0.856
Natural Gas						1.000	0.291
Crude Oil							1.000

Source: Bloomberg, NYMEX

* PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2014, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds, global equities and natural gas. Movements in crude oil were still strongly correlated to the movements in unleaded gasoline and diesel-heating oil.

Correlation Matrix Year Ended December 31, 2014	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.070	0.947	0.296	(0.159)	(0.072)	0.167
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.040	(0.124)	0.350	0.515	(0.051)
Global Equities (FTSE World Index)			1.000	0.490	(0.010)	(0.018)	0.339
Unleaded Gasoline				1.000	0.617	0.466	0.906
Diesel-Heating Oil					1.000	0.677	0.728
Natural Gas						1.000	0.377
Crude Oil							1.000

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

DNO currently generates cash primarily from (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at the Custodian and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the year ended December 31, 2014, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. By comparison, during the year ended December 31, 2013, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the years ended December 31, 2014 and 2013, DNO used other assets to pay cash expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2014, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

As of December 31, 2014, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $9,809,332 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2014, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of December 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

As of December 31, 2014, DNO’s portfolio consisted of short positions in 209 Crude Oil Futures CL Contracts traded on the NYMEX. As of December 31, 2014, DNO did not hold any Futures Contracts traded on ICE Futures. For a list of DNO’s current holdings, please see DNO’s website at www.unitedstatescommodityfunds.com.

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

During the reporting period of this annual report on Form 10-K, DNO limited its over-the-counter activities to EFR transactions.

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

United States Short Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of DNO’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2014, DNO’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Short Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Short Oil Fund, LP (the “Fund”) as of December 31, 2014 and 2013, including the schedule of investments as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Short Oil Fund, LP as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2015

United States Short Oil Fund, LP

Statements of Financial Condition

At December 31, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$8,697,839	$9,739,154
Equity in trading accounts:
Cash and cash equivalents	1,111,493	616,338
Unrealized gain (loss) on open commodity futures	1,328,190	(49,320)
Receivable from General Partner (Note 3)	93,807	78,799
Dividends receivable	-	51
Directors' fees and insurance receivable	1,048	684

Total assets	$11,232,377	$10,385,706

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$5,142	$5,787
Professional fees payable	90,341	110,203
Brokerage commissions payable	572	372
License fees payable	329	606

Total liabilities	96,384	116,968

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	11,135,993	10,268,738
Total Partners' Capital	11,135,993	10,268,738

Total liabilities and partners' capital	$11,232,377	$10,385,706

Limited Partners' shares outstanding	200,000	300,000
Net asset value per share	$55.68	$34.23
Market value per share	$55.16	$34.19

See accompanying notes to financial statements.

United States Short Oil Fund, LP

Schedule of Investments

At December 31, 2014

Unrealized
Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2015, Expiring January 2015*	209	$1,328,190	11.93

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 3/19/2015	$1,000,000	$999,914	8.98
0.05%, 4/23/2015	1,000,000	999,845	8.98
0.09%, 6/25/2015	1,000,000	999,538	8.97
Total Cash Equivalents		$2,999,297	26.93

* Collateral amounted to $1,111,493 on open futures contracts.

United States Short Oil Fund, LP

Schedule of Investments

At December 31, 2013

Unrealized
Gain (Loss)
		on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2014, Expiring January 2014*	104	$(49,320)	(0.48)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 3/27/2014	$2,000,000	$1,999,670	19.47

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	3,453	3,453	0.04
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,502,673	1,502,673	14.63
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	1,003,334	1,003,334	9.77
Wells Fargo Advantage Government Money Market Fund - Class I	1,000,055	1,000,055	9.74
Total Money Market Funds		3,509,515	34.18
Total Cash Equivalents		$5,509,185	53.65

* Collateral amounted to $616,338 on open futures contracts.

See accompanying notes to financial statements.

United States Short Oil Fund, LP

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,019,909	$(3,569,140)	$3,819,590
Change in unrealized gain (loss) on open positions	1,377,510	686,010	(739,490)
Dividend income	470	731	1,501
Interest income	2,520	5,477	2,118
ETF transaction fees	2,100	8,400	5,250

Total income (loss)	4,402,509	(2,868,522)	3,088,969

Expenses
General Partner management fees (Note 3)	63,118	125,784	72,821
Professional fees	136,285	110,203	125,232
Brokerage commissions	11,211	21,444	13,770
Directors' fees and insurance	3,400	3,907	1,664
License fees	1,578	3,145	1,821

Total expenses	215,592	264,483	215,308

Expense waiver (Note 3)	(131,982)	(78,799)	(107,023)

Net expenses	83,610	185,684	108,285

Net income (loss)	$4,318,899	$(3,054,206)	$2,980,684
Net income (loss) per limited partnership share	$21.45	$(3.66)	$1.73
Net income (loss) per weighted average limited partnership	$14.03	$(5.04)	$9.23
Weighted average limited partnership shares outstanding	307,808	606,027	322,951

See accompanying notes to financial statements.

United States Short Oil Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Balances, at December 31, 2011	$-	$10,847,165	$10,847,165
Addition of 700,000 partnership shares	-	25,088,526	25,088,526
Redemption of 650,000 partnership shares	-	(25,653,789)	(25,653,789)
Net income (loss)	-	2,980,684	2,980,684

Balances, at December 31, 2012	-	13,262,586	13,262,586
Addition of 1,350,000 partnership shares	-	45,194,080	45,194,080
Redemption of 1,400,000 partnership shares	-	(45,133,722)	(45,133,722)
Net income (loss)	-	(3,054,206)	(3,054,206)

Balances, at December 31, 2013	-	10,268,738	10,268,738
Addition of 150,000 partnership shares	-	5,350,864	5,350,864
Redemption of 250,000 partnership shares	-	(8,802,508)	(8,802,508)
Net income (loss)	-	4,318,899	4,318,899

Balances, at December 31, 2014	$-	$11,135,993	$11,135,993

Net Asset Value Per Share:
At December 31, 2011	$36.16
At December 31, 2012	$37.89
At December 31, 2013	$34.23
At December 31, 2014	$55.68

See accompanying notes to financial statements.

United States Short Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$4,318,899	$(3,054,206)	$2,980,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(495,155)	845,338	(11,656)
Unrealized (gain) loss on futures contracts	(1,377,510)	(686,010)	739,490
(Increase) decrease in receivable from General Partner	(15,008)	28,224	14,000
(Increase) decrease in dividends receivable	51	52	(38)
(Increase) decrease in directors' fees and insurance receivable	(364)	44	(71)
(Increase) decrease in interest receivable	-	-	4
Increase (decrease) in investment payable	-	-	(5)
Increase (decrease) in General Partner management fees payable	(645)	(1,220)	1,452
Increase (decrease) in professional fees payable	(19,862)	(15,029)	(6,217)
Increase (decrease) in brokerage commissions payable	200	(140)	125
Increase (decrease) in license fees payable	(277)	191	(174)
Net cash provided by (used in) operating activities	2,410,329	(2,882,756)	3,717,594

Cash Flows from Financing Activities:
Addition of partnership shares	5,350,864	45,194,080	25,088,526
Redemption of partnership shares	(8,802,508)	(45,133,722)	(25,653,789)
Net cash provided by (used in) financing activities	(3,451,644)	60,358	(565,263)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,041,315)	(2,822,398)	3,152,331

Cash and Cash Equivalents, beginning of year	9,739,154	12,561,552	9,409,221
Cash and Cash Equivalents, end of year	$8,697,839	$9,739,154	$12,561,552

See accompanying notes to financial statements.

United States Short Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience, and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments are collectively referred to as “Crude Oil Interests.” As of December 31, 2014, DNO held short positions in 209 Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on ICE Futures as of December 31, 2014.

DNO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of DNO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “DNO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each of which is a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and “USMI” on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” On January 30, 2015, USCF as the sponsor of United States Commodity Index Funds Trust (the “Trust”) and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act.

USCF intends to file a post-effective amendment on behalf of the Trust and USMI to terminate the offering of the registered and unsold shares of USMI. The NYSE Arca will file a Form 25 with the SEC to affect the withdrawal of the listing of USMI from the NYSE Arca. Delisting from the NYSE Arca will become effective 10 days after the filing date of the Form 25. Provided that USMI continues to meet the applicable legal requirements, USCF intends to file a Form 15 on behalf of the Trust and USMI with the SEC in early April 2015 to suspend the Trust’s duty to include USMI on its reports under Sections 13(a) and 15(d) of the Exchange Act. USMI expects the termination of registration will become effective 90 days after the date of the filing of the Form 15 with the SEC.

DNO issues shares to certain Authorized Participants (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as its marketing agent (“ALPS Distributors” or the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 through December 31, 2014 (and continuing at least through April 30, 2015), the applicable transaction fee paid by Authorized Participants is $350 to DNO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of DNO but rather at market prices quoted on such exchange.

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the SEC. On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of December 31, 2014, DNO had registered a total of 25,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. DNO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant (“FCM”) at the 90-day Treasury bill rate. In addition, DNO earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

DNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2014.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

DNO receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in DNO’s statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of DNO in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share Net Asset Value (“NAV”)

DNO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. DNO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2014, 2013 and 2012, DNO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

DNO is responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2014 were $567,863 for DNO and the Related Public Funds. DNO’s portion of such fees and expenses for the year ended December 31, 2014 was $3,400. For the year ended December 31, 2013, these fees and expenses were $555,465 for DNO and the Related Public Funds. DNO’s portion of such fees and expenses for the year ended December 31, 2013 was $3,907. For the year ended December 31, 2012, these fees and expenses were $540,586, for DNO and the Related Public Funds. DNO’s portion of such fees and expenses for the years ended December 31, 2012 was $1,664.

Licensing Fees

DNO and the Related Public Funds, other than BNO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2014, 2013 and 2012, DNO incurred $1,578, $3,145 and $1,821, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs were approximately $68,000, $140,000 and $75,000, respectively, for the years ended December 31, 2014, 2013 and 2012.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by DNO, to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2014, USCF waived $131,982, of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 - CONTRACTS AND AGREEMENTS

DNO is party to a marketing agent agreement, dated as of June 8, 2009, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for DNO as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on DNO’s assets up to $3 billion; and 0.04% on DNO’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed ten percent (10%) of the gross proceeds of DNO’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

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

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total commissions accrued to brokers	$11,211	$21,444	$13,770
Annualized yield as a percentage of total net assets	0.11%	0.10%	0.11%
Commissions accrued as a result of rebalancing	$11,072	$18,763	$12,010
Percentage of commissions accrued as a result of rebalancing	98.76%	87.50%	87.22%
Commissions accrued as a result of creation and redemption activity	$139	$2,681	$1,760
Percentage of commissions accrued as a result of creation and redemption activity	1.24%	12.50%	12.78%

DNO’s total commissions accrued to brokers for December 31, 2014, compared to the year ended December 13, 2013, was similar; and was similar for the year ended December 31, 2013, compared to the year ended December 31, 2012, as measured as an annualized percentage of average total net assets.

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

DNO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, but are not traded on an exchange. A cleared swap is created when the parties to an off-exchange over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing or an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by DNO were exchange-traded through December 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. When DNO enters into non-exchange traded contracts including Exchange for Risk or EFR transactions, it is subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

DNO’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of DNO’s assets posted with that FCM; however, the majority of DNO’s assets are held in cash and/or cash equivalents with DNO’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of DNO’s custodian, however, could result in a substantial loss of DNO’s assets.

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2014, DNO did not hold investments in money market funds. By comparison, as of December 31, 2013, DNO held investments in money market funds in the amount of $3,509,515. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2014 and December 31, 2013, DNO held cash deposits and investments in Treasuries in the amounts of $9,809,332 and $6,845,977, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Operating Performance:

Net asset value, beginning of year	$34.23	$37.89	$36.16
Total income (loss)	21.72	(3.35)	2.07
Net expenses	(0.27)	(0.31)	(0.34)
Net increase (decrease) in net asset value	21.45	(3.66)	1.73
Net asset value, end of year	$55.68	$34.23	$37.89

Total Return	62.66%	(9.66)%	4.78%

Ratios to Average Net Assets
Total income (loss)	41.85%	(13.68)%	25.45%
Management fees	0.60%	0.60%	0.60%
Total expenses excluding management fees	1.45%	0.66%	1.17%
Expenses waived	(1.25)%	(0.38)%	(0.88)%
Net expenses excluding management fees	0.20%	0.29%	0.29%
Net income (loss)	41.06%	(14.57)%	24.56%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from DNO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total income (loss)	$(520,351)	$(864,366)	$1,199,503	$4,587,723
Total expenses	42,639	70,042	68,471	34,440
Expense waivers	(18,490)	(42,898)	(51,324)	(19,270)
Net expenses	24,149	27,144	17,147	15,170
Net income (loss)	$(544,500)	$(891,510)	$1,182,356	$4,572,553
Net income (loss) per share	$(1.64)	$(2.13)	$3.62	$21.60

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total income (loss)	$(631,658)	$(184,793)	$(2,917,733)	$865,662
Total expenses	58,986	66,806	88,236	50,455
Expense waivers	(25,557)	(23,926)	(13,634)	(15,682)
Net expenses	33,429	42,880	74,602	34,773
Net income (loss)	$(665,087)	$(227,673)	$(2,992,335)	$830,889
Net income (loss) per share	$(1.81)	$0.03	$(3.07)	$1.19

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

The following table summarizes the valuation of DNO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III

Short-Term Investments	$2,999,297	$2,999,297	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,328,190	$1,328,190	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III

Short-Term Investments	$5,509,185	$5,509,185	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(49,320)	(49,320)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value at December 31, 2014	Fair Value at December 31, 2013
Futures - Commodity Contracts	Assets	$1,328,190	$(49,320)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2014		For the year ended December 31, 2013		For the year ended December 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,019,909		$(3,569,140)		$3,819,590

	Change in unrealized gain (loss) on open positions		$1,377,510		$686,010		$(739,490)

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

NOTE 10 - SUBSEQUENT EVENTS

DNO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than noted below:

On January 14, 2015, Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Short Oil Fund, LP, tendered his resignation effective as soon as the Board of Directors of USCF accepts and appoints a suitable replacement, but no later than the close of business July 15, 2015. In order to ensure an orderly transition, Mr. Mah will remain as the Management Director and Chief Financial Officer (Principal Accounting Officer) of USCF until such time.

On January 26, 2015, Mr. Nicholas D. Gerber was appointed Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices through its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNCG.”

united states commodity funds llc AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

United States Commodity Funds LLC

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC as of December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 25, 2015

united states commodity funds llc AND SUBSIDIARIES

statementS of financial condition

DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$2,559,385	$3,804,165
Management fees receivable	1,383,922	1,241,995
Investments (Notes 2 and 4)	1,572	159,581
Other assets	57,421	8,558

Total assets	$4,002,300	$5,214,299

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$689,662	$485,430
Income tax payable	-	110,849
Expense waiver payable (Note 3)	574,746	744,342

Total liabilities	1,264,408	1,340,621

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

MEMBER'S EQUITY	2,737,892	3,873,678

Total liabilities and equity	$4,002,300	$5,214,299

The accompanying notes are an integral part of these statements.

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation

United States Commodity Funds LLC (the “Company”) was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USO”), United States Natural Gas Fund, LP (“UNG”), United States 12 Month Oil Fund, LP (“USL”), United States Gasoline Fund, LP (“UGA”), United States Diesel-Heating Oil Fund, LP (“UHN”), United States Short Oil Fund, LP (“DNO”), United States 12 Month Natural Gas Fund, LP (“UNL”), United States Brent Oil Fund, LP (“BNO”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each of which is a series of the United States Commodity Index Funds Trust (“Trust”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USO, UNG, USL, UGA, UHN, DNO, UNL, BNO, USCI, CPER, USAG and USMI (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue shares that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “USL,” “UGA,” “UHN,” “DNO,” “UNL,” “BNO,” “USCI,” “CPER”, “USAG” and “USMI”. The Company previously filed registration statements to register shares of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fud (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. On December 30, 2013, the Company withdrew the registration statements for USSF, UNGD, USGO, and UAC effective December 31, 2013. On January 27, 2014, the Company withdrew the registration statement for HARD. HARD was never available to the public and at the time of withdrawal, HARD was still in the process of review by various regulatory agencies which have regulatory authority over the Company and HARD.

USO commenced investment operations on April 10, 2006 and has a fiscal year ending on December 31. The investment objective of USO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Oil Futures Contract”), less USO’s expenses. USO accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”).

UNG commenced investment operations on April 18, 2007 and has a fiscal year ending on December 31. The investment objective of UNG is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the daily changes in the price of the futures contract on natural gas traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UNG’s expenses. UNG accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (continued)

USL commenced investment operations on December 6, 2007 and has a fiscal year ending on December 31. The investment objective of USL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the average of the prices of the 12 futures contracts for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Oil Futures Contracts”), less USL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. USL accomplishes its objective through investments in futures contracts for light, sweet crude oil, and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”) and other oil-related investments such as cash-settled options on Oil Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Oil Futures Contracts and indices based on the foregoing (collectively, “Other Oil-Related Investments”).

UGA commenced investment operations on February 26, 2008 and has a fiscal year ending on December 31. The investment objective of UGA is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”, for delivery to the New York harbor), as measured by the daily changes in the price of the futures contract for gasoline traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UGA’s expenses.  UGA accomplishes its objective through investments in futures contracts for gasoline, crude oil, natural gas, diesel-heating oil and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other gasoline-related investments such as cash-settled options on Futures Contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Gasoline-Related Investments”).

UHN commenced investment operations on April 9, 2008 and has a fiscal year ending on December 31. The investment objective of UHN is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of diesel-heating oil (also known as No. 2 fuel oil) for delivery to the New York harbor, as measured by the daily changes in the price of the futures contract for diesel-heating oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less UHN’s expenses. UHN accomplishes its objective through investments in futures contracts for diesel-heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and Other Diesel-Heating Oil-Related Investments such as cash-settled options on Futures Contracts, forward contracts for diesel-heating oil and over-the-counter transactions that are based on the price of diesel-heating oil, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Diesel-Heating Oil-Related Investments”).

united states commodity funds LLc

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

UNL commenced investment operations on November 18, 2009 and has a fiscal year ending on December 31. The investment objective of UNL is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the daily changes in the average of the prices of 12 futures contracts on natural gas traded on the New York Mercantile Exchange (the “NYMEX”), consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months (the “Benchmark Futures Contracts”), less UNL’s expenses. When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted. UNL accomplishes its objective through investments in futures contracts for natural gas, crude oil, diesel-heating oil, gasoline and other petroleum-based fuels that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other natural gas-related investments such as cash-settled options on Futures Contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Natural Gas-Related Investments”).

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (continued)

USCI commenced investment operations on August 10, 2010 and has a fiscal year ending on December 31. The investment objective of USCI is for the daily changes in percentage terms of its shares’ per share Net Asset Value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total ReturnSM (the “SDCI”), less USCI’s expenses. The SDCI is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts that at any given time make up the SDCI are referred to herein as “Benchmark Component Futures Contracts. USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter may hold Futures Contracts in a particular commodity other than one specified as the Benchmark Component Futures Contract, or may hold Other Commodity-Related Investments that are intended to replicate the return on the Benchmark Futures Contracts, but may fail to closely track the SDCI’s total return movements. If USCI increases in size, and due to its obligations to comply with regulatory limits or due to other market pricing or liquidity factors, USCI may invest in Futures Contract months other than the designated month specified as the Benchmark Component Futures Contract, or in Other Commodity-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

CPER commenced investment operations on November 11, 2011 and has a fiscal year ending on December 31. The investment objective of CPER is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total ReturnSM (the “SCI”), less CPER’s expenses. The SCI is comprised of either two or three Eligible Copper Futures Contracts that are selected on a monthly basis based on quantitative formulas relating to the prices of the Eligible Copper Futures Contracts developed by SHIM. The Eligible Copper Futures Contracts that at any given time make up the SCI are referred to herein as “Benchmark Component Copper Futures Contracts.” CPER seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Copper Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, CPER will invest next in other Eligible Copper Futures Contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Copper Futures Contracts if one or more other Eligible Copper Futures Contracts is not available. When CPER has invested to the fullest extent possible in exchange-traded futures contracts, CPER may then invest in other contracts and instruments based on the Benchmark Component Copper Futures Contracts, other Eligible Copper Futures Contracts or copper, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

USAG commenced investment operations on April 13, 2012 and has a fiscal year ending on December 31. The investment objective of USAG is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “SDAI”), less USAG’s expenses. The SDAI is designed to reflect the performance of a diversified group of agricultural commodities. The SDAI is owned and maintained by SHIM and calculated and published by the NYSE Arca. Futures contracts for the agricultural commodities comprising the SDAI are traded on ICE Future US, ICE Futures Canada, the CBOT, the Kansas City Board of Trade (“KCBT”) and the CME and are collectively referred to herein as “Eligible Agriculture Futures Contracts.” The SDAI is comprised of 14 Eligible Agriculture Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other Eligible Agriculture Futures Contracts based on the same agricultural commodity as the futures contracts subject to such regulatory constraints or market conditions, and finally, to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other Eligible Agriculture Futures Contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other Eligible Agriculture Futures Contracts or the agricultural commodities included in the SDAI, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -	Organization and Operation (concluded)

USMI commenced investment operations on June 19, 2012 and has a fiscal year ending on December 31. On January 30, 2015, USCF as the sponsor of the “Trust and its series USMI announced that its officers and members had authorized a plan to (i) liquidate USMI, (ii) terminate the continuous offering of USMI, and (iii) deregister USMI under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, terminate the Trust’s obligation to include USMI on its periodic and current reports with the Securities and Exchange Commission (“SEC”). USCF has submitted written notice to the NYSE Arca, Inc. (“NYSE Arca”) of its decision to liquidate USMI, terminate the offering and to terminate USMI’s obligations under the Exchange Act. Prior to USMI’s cessation of trading, scheduled for March 18, 2015, the investment objective of USMI is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “SDMI”), less USMI’s expenses. The SDMI is comprised of 10 Eligible Metals Futures Contracts that are selected on a monthly basis based on quantitative formulas developed by SHIM. The Eligible Metals Futures Contracts that at any given time make up the SDMI are referred to herein as “Benchmark Component Metals Futures Contracts.”

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds, except for USCI, CPER, USAG and USMI which it serves as the Sponsor.

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

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. USO pays a management fee of 0.45% per annum on its average daily net assets. UNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% per annum on their average daily net assets. Since inception through April 30, 2010 the Company has been charging UNL a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% per annum on its average daily net assets. Effective May 1, 2014 and continuing through December 31, 2015, the Company has contractually agreed to lower the management fee for USCI to 0.80%, 0.65% for CPER, 0.65% for USAG and 0.65% for USMI, per annum on its average daily net assets.

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds, except for BNO, USCI, CPER, USAG and USMI also pay licensing fees for the use of intellectual property. The Funds also pay the fees and expenses of the independent directors.

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -	Summary of Significant Accounting PolicieS (continued)

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity. Unrealized holding gains or losses on such securities, which were added to or subtracted from member’s equity was $552,571 and $6,820, for the years ended December 31, 2014 and 2013 (see Note 7).

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

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 shares at a price equal to the net asset value of the shares calculated shortly after the close of the core trading sessions on the NYSE Arca on the day the order is placed. Authorized purchasers may redeem shares from the Funds only in blocks of 100,000 shares called “Redemption Baskets.” Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 shares to 50,000 shares for USL, UGA, UHN, DNO, UNL and BNO. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ shares in the Redemption Basket as of the end of each business day.

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

Fund startup expenses

The Company expenses all startup expenses associated with the registration of each fund. Fund startup expenses include offering costs relating to the initial registration of sharesand include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees paid to be listed on an exchange and other similar costs.

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

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) – Amendments for Certain Investment Funds. This ASU amends certain provisions of ASC 810 pertaining to investments in variable interest entities to defer the effective date of ASU 2009-17 for certain investment entities and changes how decision makers and service providers determine whether their fees are variable interests. The amendments in ASU 2010-10 are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have a material impact on the Company’s financial position.

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -	Summary of Significant Accounting PolicieS (concluded)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-05 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.

NOTE 3 -	Capitalization and related party transactions

During the years ended December 31, 2014 and 2013, the Company paid approximately $2,130,000 and $1,000,000 in distributions to its member.

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

On March 8, 2012, a principle of the Company loaned $1,000,000 to the Company. The loan is due on on the earlier of March 11, 2014 or within 60 days of the launch of the United States Asian Basket Fund and bears interest at a rate of 3%. The loan was subsequently repaid, including interest of approximately $9,900, on May 1, 2013.

On January 14, 2015, Wainwright entered into a stock repurchase agreement as part of an employment separation agreement with one of its shareholders. The agreement calls for Wainwright to purchase the shareholder’s stock for $4,389,066. The agreement calls for payments to be made from funds from the Company. The total repurchase amount is due to be paid by July 15, 2015.

On January 4, 2015, the Company and one of its employees entered into an accelerated severance agreement. The severance agreement calls for the Company to pay approximately $570,000 to the former employee. Under the agreement, the former employee will continue to work until April 30, 2015.

NOTE 4 -	FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2014 and 2013 using the fair value hierarchy:

At December 31, 2014:	Total	Level I	Level II	Level III

Investments	$1,572	$1,572	$-	$-

At December 31, 2013:	Total	Level I	Level II	Level III

Investments	$159,581	$159,581	$-	$-

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 5 -	INCOME TAXES

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$300,000	$300,000
Unrealized losses on investments	-	187,000
Valuation allowance for deferred tax assets	(300,000)	(487,000)

	$-	$-

The valuation allowance decreased by $187,000 for the year ended December 31, 2014 and increased by $34,000 for the year ended December 31, 2013. The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -	CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USO, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USO’s assets from $0 — $500 million; 0.04% on USO’s assets from $500 million — $4 billion; and 0.03% on USO’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for USL, the Company pays ALPS fees equal to 0.06% on each of UNG’s and USL’s assets up to $3 billion and 0.04% on each of UNG’s and USL’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for UGA, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for UHN, the Company pays ALPS fees equal to 0.06% on each of UGA’s and UHN’s assets up to $3 billion and 0.04% on each of UGA’s and UHN’s assets in excess of $3 billion. Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for DNO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for UNL, the Company pays ALPS fees equal to 0.06% on each of DNO’s and UNL’s assets up to $3 billion; and 0.04% on each of DNO’s and UNL’s assets in excess of $3 billion. Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for BNO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for USCI and the agreement dated January 3, 2011 whereby ALPS provides certain marketing services for CPER, USAG and USMI, the Company pays ALPS fees equal to 0.06% on each of BNO’s, USCI’s, CPER’s, USAG’s and USMI’s assets up to $3 billion; and 0.04% on each of BNO’s, USCI’s, CPER’s, USAG’s and USMI’s assets in excess of $3 billion.

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

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to each of USCI, CPER, USAG and USMI. For their services, the Company pays SummerHaven an advisory fee for USCI equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%. The Company also pays an advisory fee for CPER, USAG and USMI equal to a percentage of the average daily assets of CPER, USAG and USMI that is equal to the percentage paid to the Company by CPER, USAG and USMI minus 0.18% with that result multiplied by 0.5 minus 0.06%. The Company also pays SummerHaven a sublicense fee for the use of the SDCI, SCITR, SDAI and SDMI. For each of USCI, CPER, USAG and USMI the Company paid $15,000 for the calendar year 2014, plus an annual fee of 0.06% of the average daily assets of each of USCI, CPER, USAG and USMI.

Each of the Funds, with the exception of USCI, CPER, USAG and USMI, has entered into brokerage agreements pursuant to which RBC Capital Markets, LLC act as the futures commission merchants (the “FCM”); Wells Fargo Securities, LLC acts as the FCM for USCI, CPER, USAG and USMI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

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

The Company has contracted an accounting firm to prepare each of the Funds and the Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

united states commodity funds LLc

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 7 -	ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

Balance, December 31, 2012	$(559,391)

Unrealized holding gains on investments	6,820

Balance, December 31, 2013	(552,571)

Unrealized holding gains on investments	552,571

Balance, December 31, 2014	$-

The Company records its other comprehensive loss net of income tax expense (benefit). As of December 31, 2014 and 2013, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2014.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2014, the Company had cash of $870,123 in excess of the federally insured amount of $250,000.

NOTE 9 -	SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 13, 2015 which is the date the financial statements were available to be issued. The evaluation did not result in any items to disclose except as disclosed below.

As of March 13, 2015, the Company has paid $2,500,000 in connection with Wainwright’s stock repurchase agreement as discussed in Note 3. In addition, the Company has paid $717,357 in connection with the accelerated severance agreement discussed in Note 3.

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

Principals and Key Personnel of USCF. DNO has no executive officers. Pursuant to the terms of the LP Agreement, DNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Capacity
Nicholas D. Gerber	President, Chief Executive Officer and Management Director of USCF
Howard Mah	Chief Financial Officer, Secretary, Treasurer and Management Director of USCF
Andrew F. Ngim	Management Director of USCF and Portfolio Manager
John T. Hyland	Chief Investment Officer of USCF
Carolyn M. Yu	Chief Compliance Officer of USCF
John P. Love	Senior Portfolio Manager
Ray W. Allen	Portfolio Manager
Christopher P. Mullen	Assistant Portfolio Manager
Gordon L. Ellis	Independent Director of USCF
Malcolm R. Fobes	Independent Director of USCF
Peter M. Robinson	Independent Director of USCF

Nicholas D. Gerber, 52, President and Chief Executive Officer since June 2005. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), a supplier of mobile video recording devices thru its wholly owned subsidiary Janus Cam. Concierge is not affiliated with USCF and the Related Public Funds, other than through ownership by common control. Concierge is a publicly traded company under the ticker symbol “CNCG.” From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period August 2014 to the present, Mr. Gerber also serves as President (Principal Executive Officer) and Management Trustee of the USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, as well as President of USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. He has served as a Management Director of USCF since May 2005 and has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a BA from Skidmore College and holds an NFA Series 3 registration.

Howard Mah, 50, Secretary, Chief Financial Officer and Treasurer of USCF since June 2005, May 2006 and February 2012, respectively. Mr. Mah co-founded USCF and has served as a Management Director since May 2005. He has been a principal of USCF listed with the CFTC and NFA since November 2005 and its Chief Compliance Officer from May 2006 to February 2013. From the period August 2014 to the present, Mr. Mah also serves as Chief Compliance Officer, Treasurer (Principal Accounting Officer) and Management Trustee of the USCF ETF Trust, as well as Chief Financial Officer of USCF Advisers LLC. Mr. Mah has served as Chief Compliance Officer for Ameristock Corporation which he co-founded in March 1995; Secretary of Ameristock Mutual Fund, Inc. from June 1995 to January 2013 and its Chief Compliance Officer from August 2004 to January 2013. Mr. Mah also served as a tax and finance consultant in private practice from January 1995 to December 2013. Mr. Mah earned his MBA degree in finance from the University of San Francisco and a BEd from the University of Alberta.

Andrew F. Ngim, 54, co-founded USCF in 2005 and has served as a Management Director since May 2005.  Mr. Ngim has served as the portfolio manager for USCI, CPER, USAG and USMI since January 2013.  Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. Prior to and concurrent with his services to USCF, from January 1999 to January 2013 Mr. Ngim served as a Managing Director for Ameristock Corporation which he co-founded in March 1995 and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. From the period September 2014 to the present, Mr. Ngim also serves as portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust, as well as a Management Trustee of the USCF ETF Trust from the period of August 2014 to the present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005.  Mr. Ngim earned his BA from the University of California at Berkeley.

John T. Hyland, 55, Chief Investment Officer since January 2008. Mr. Hyland has also served as a portfolio manager for USCF from April 2006 until June 2012. He has been listed with the CFTC and NFA as an associate member and associated person of USCF since December 2005, principal and swap associated person since January 2006 and August 2013, respectively. Mr. Hyland graduated from the University of California at Berkeley, holds an NFA Series 3 registration and is a CFA Charterholder.

Carolyn M. Yu, 56, Chief Compliance Officer and Associate Counsel since February 2013 and August 2011, respectively. From the period August 2014 to the present, Ms. Yu also serves as Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust, as well as Chief Compliance Officer of USCF Advisers LLC. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. She has been a principal of USCF listed with the CFTC and NFA since August 2013. Ms. Yu earned her JD from Golden Gate University School of Law and a BS in business administration from San Francisco State University.

John P. Love, 43, Senior Portfolio Manager of USCF since March 2010. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006.  Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010.  Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love also serves as a portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust from the period of September 2014 to the present. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. He has been listed with the CFTC and NFA as an associate member, an associated person and a swap associated person since February 25, 2015. Mr. Love was previously an associated person of USCF registered from December 1, 2005 to April 16, 2009. Mr. Love earned a BA from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Ray W. Allen, 58, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of UGA from February 2008 until March 2010, the portfolio manager of UHN from April 2008 until March 2010 and the portfolio manager of UNL from November 2009 until March 2010. Mr. Allen has been the portfolio manager of DNO since September 2009, and the portfolio manager of USO and USL since March 2010 and the manager of BNO since June 2010. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and was an associated person of USCF from March 2008 to November 2012. Mr. Allen earned a BA in economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Christopher P. Mullen, 24, Assistant Portfolio Manager of USCF since September 2014. Prior to working at USCF, Mr. Mullen was an undergraduate student at Marquette University from May 2008 until May of 2012. From 2008 until July 2011, he was a full time student. While a student, Mr. Mullen also worked as a Media Relations Intern with the Milwaukee Brewers, from July 2011 until June 2012. From June 2012 until October 2012, Mr. Mullen was unemployed. Starting in October 2012 until February 2013, Mr. Mullen was employed as a Public Relations Intern for the Public Affairs Company. From February 2013 through August 2014, Mr. Mullen served as a Financial Analyst for USCF. In September 2014, Mr. Mullen was promoted to Assistant Portfolio Manager. Mr. Mullen earned his BA from Marquette University in May of 2012.

Gordon L. Ellis, 68, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., its Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman and director of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc. International Absorbents, Inc. and Absorption Corp. were sold to a private investment banking firm in May 2010. Mr. Ellis served as a director of the privatized firm through July 2014. Concurrent with that, he founded and has served as Chairman and director of Polymer Solutions Inc and its wholly owned subsidiary, AMT Environmental Products until it was sold to a multinational industry leader in 2003. More recently, Mr. Ellis founded Lupaka Gold Corp. which has been active since 2010. He continues to serve as Chairman of Lupaka Gold Corp. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned his MBA in international finance.

Malcolm R. Fobes III, 50, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a BS in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 57, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen, Carolyn Yu, Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in DNO. Ray Allen and John Hyland make trading and investment decisions for DNO. John Love and Ray Allen execute trades on behalf of DNO. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). Mr. Fobes currently serves as chair of the Audit Committee. The audit committee is governed by an audit committee charter that is posted on DNO’s website at www.unitedstatescommodityfunds.com. Any shareholder of DNO may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Gordon L. Ellis to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Ellis by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of DNO’s independent auditors and the oversight of DNO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and DNO’s customers, employees, suppliers and the communities impacted by DNO. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to DNO’s Corporate Governance Policy.

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

Compensation to USCF and Other Compensation

DNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of DNO and other entities controlled by USCF. DNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. DNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.60% of its daily average net assets. For 2014, DNO accrued aggregate management fees of $63,118.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2014 by the directors of USCF. DNO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2014 was $1,484.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$102,000	NA	NA	NA	$0	$0	$102,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$0	$102,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$0	$122,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of DNO. The following table sets forth information regarding the beneficial ownership of DNO’s shares by each person or entity known to it to be the beneficial owner of more than 5% of its outstanding shares as of March 26, 2015. The information in the table is based solely on a Schedule 13G filed with the SEC on August 5, 2013 by Brinker Capital Inc. (“Brinker”).

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

Director Independence

In February 2015, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, DNO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to DNO by its independent auditors for the last two fiscal years are as follows:

	2014	2013
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$25,000	$25,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Second Amended and Restated Agreement of Limited Partnership.
3.3(3)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(4)	Form of Authorized Participant Agreement.
10.2(5)	Marketing Agent Agreement.
10.3(6)	Amendment Agreement to the Marketing Agent Agreement.
10.4(2)	Second Amendment Agreement to the Marketing Agent Agreement.
10.5(5)	Custodian Agreement.
10.6(6)	Amendment Agreement to the Custodian Agreement.
10.7(5)	Administrative Agency Agreement.
10.8(6)	Amendment Agreement to the Administrative Agency Agreement.
10.9(5)	Indemnification Agreement.
10.10(7)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
10.11(8)	License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
10.12(9)	Third Amendment to License Agreement between United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
14.1(10)	Code of Ethics.
31.1(10)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2(10)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(10)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2(10)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1(5)	Customer Agreement for Futures Contracts.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-152386) filed on July 17, 2008.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2012, filed on March 26, 2013.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 28, 2012.
(4)	Incorporated by reference to amendment No. 3 to Registrant’s Registration Statement on Form S-1 (33-152386), filed on January 23, 2009.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009, filed on November 16, 2009.
(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013, filed on August 14, 2012.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(8)	Incorporated by reference to United States Natural Gas Fund, LP’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007, filed on June 1, 2007.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(10)	Filed herewith.

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

Date: March 26, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2015
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 26, 2015
Howard Mah

/s/ Andrew Ngim	Management Director	March 26, 2015
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 26, 2015
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2015
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2015
Malcolm R. Fobes III

