Form 10-Q
period 2015-03-31
United States Short Oil Fund, LP
filed 2015-05-13
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$12,870,727	$8,697,839
Equity in trading accounts:
Cash and cash equivalents	2,109,660	1,111,493
Unrealized gain (loss) on open commodity futures contracts	497,040	1,328,190
Receivable from General Partner (Note 3)	21,816	93,807
Dividends receivable	43	-
Directors' fees and insurance receivable	1,533	1,048

Total assets	$15,500,819	$11,232,377

Liabilities and Partners' Capital
Professional fees payable	$68,546	$90,341
General Partner management fees payable (Note 3)	7,698	5,142
License fees payable	551	329
Brokerage commissions payable	1,202	572

Total liabilities	77,997	96,384

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	15,422,822	11,135,993
Total Partners' Capital	15,422,822	11,135,993

Total liabilities and partners' capital	$15,500,819	$11,232,377

Limited Partners' shares outstanding	250,000	200,000
Net asset value per share	$61.69	$55.68
Market value per share	$61.89	$55.16

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2015 contracts, expiring April 2015*	324	$497,040	3.22

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 4/23/2015	$1,000,000	$999,969	6.49
0.10%, 6/25/2015	1,000,000	999,776	6.48
0.08%, 7/23/2015	1,000,000	999,765	6.48
0.08%, 9/03/2015	1,000,000	999,677	6.48
Total Treasury Obligations		$3,999,187	25.93

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	3,000,000	3,000,000	19.45
Total Cash Equivalents		$6,999,187	45.38

* Collateral amounted to $2,109,660 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,932,100	$(477,360)
Change in unrealized gain (loss) on open positions	(831,150)	(44,240)
Dividend income	43	148
Interest income	1,179	751
ETF transaction fees	1,050	350

Total income (loss)	1,103,222	(520,351)

Expenses
General Partner management fees (Note 3)	21,314	16,367
Professional fees	16,407	22,575
Brokerage commissions	9,563	2,485
Directors' fees and insurance	712	803
License fees	533	409

Total expenses	48,529	42,639

Expense waiver (Note 3)	(21,797)	(18,490)

Net expenses	26,732	24,149

Net income (loss)	$1,076,490	$(544,500)
Net income (loss) per limited partnership share	$6.01	$(1.64)
Net income (loss) per weighted average limited partnership share	$4.45	$(1.67)
Weighted average limited partnership shares outstanding	241,667	326,111

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$11,135,993	$11,135,993
Addition of 100,000 partnership shares	-	6,132,741	6,132,741
Redemption of 50,000 partnership shares	-	(2,922,402)	(2,922,402)
Net income (loss)	-	1,076,490	1,076,490

Balances, at March 31, 2015	$-	$15,422,822	$15,422,822

Net Asset Value Per Share:
At December 31, 2014	$55.68
At March 31, 2015	$61.69

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$1,076,490	$(544,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(998,167)	(119,154)
Unrealized (gain) loss on open futures contracts	831,150	44,240
(Increase) decrease in receivable from General Partner	71,991	60,309
(Increase) decrease in dividends receivable	(43)	(1)
(Increase) decrease in directors' fees and insurance receivable	(485)	(1,717)
Increase (decrease) in professional fees payable	(21,795)	(87,628)
Increase (decrease) in General Partner management fees payable	2,556	105
Increase (decrease) in license fees payable	222	(183)
Increase (decrease) in brokerage commissions payable	630	-
Net cash provided by (used in) operating activities	962,549	(648,529)

Cash Flows from Financing Activities:
Addition of partnership shares	6,132,741	1,680,789
Redemption of partnership shares	(2,922,402)	-
Net cash provided by (used in) financing activities	3,210,339	1,680,789

Net Increase (Decrease) in Cash and Cash Equivalents	4,172,888	1,032,260

Cash and Cash Equivalents, beginning of period	8,697,839	9,739,154
Cash and Cash Equivalents, end of period	$12,870,727	$10,771,414

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2015, DNO held short positions in 324 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

DNO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of DNO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

DNO issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

The applicable transaction fee paid by Authorized Participants is $350 to DNO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of DNO but rather at market prices quoted on such exchange.

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of March 31, 2015, DNO had registered a total of 25,000,000 shares.

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

In accordance with GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

DNO receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in DNO’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay DNO a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015 and 2014, DNO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

DNO is responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $2,545 for DNO and $560,625 for DNO and the Related Public Funds.

Licensing Fees

DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2015 and 2014, DNO incurred $533 and $409, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $68,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $21,797 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

On October 8, 2013, DNO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as DNO’s FCM, effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC. The agreement with RBC requires it to provide services to DNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for DNO’s account. In accordance with the agreement, RBC Capital charges DNO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when DNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when DNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. DNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$9,563	$2,485
Total commissions as an annualized percentage of average net assets	0.28%	0.09%
Commissions accrued as a result of rebalancing	$9,228	$2,431
Percentage of commissions accrued as a result of rebalancing	96.50%	97.83%
Commissions accrued as a result of creation and redemption activity	$335	$54
Percentage of commissions accrued as a result of creation and redemption activity	3.50%	2.17%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of DNO’s greater size as measured by total net assets.

DNO and the NYMEX entered into a licensing agreement on May 22, 2009, as amended on October 20, 2011, whereby DNO was granted a non-exclusive license to use certain of the NYMEX’s settlement prices and service marks. Under the licensing agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay the NYMEX an asset-based fee for the license, the terms of which are described in Note 3. DNO expressly disclaims any association with the NYMEX or endorsement of DNO by the NYMEX and acknowledges that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of the NYMEX.

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

DNO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by DNO were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

DNO’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a FCM could result in the complete loss of DNO’s assets posted with that FCM; however, the majority of DNO’s assets are held in Treasuries, cash and/or cash equivalents with DNO’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of DNO’s custodian, however, could result in a substantial loss of DNO’s assets.

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015, DNO held investments in money market funds in the amount of $3,000,000. By comparison, as of December 31, 2014 DNO did not hold investments in money market funds. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, DNO held cash deposits and investments in Treasuries in the amounts of $11,980,387 and $9,809,332, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$55.68	$34.23
Total income (loss)	6.12	(1.57)
Net expenses	(0.11)	(0.07)
Net increase (decrease) in net asset value	6.01	(1.64)
Net asset value, end of period	$61.69	$32.59

Total Return	10.79%	(4.79)%

Ratios to Average Net Assets
Total income (loss)	7.66%	(4.70)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.77%	0.96%
Expenses waived*	(0.62)%	(0.68)%
Net expenses excluding management fees*	0.15%	0.28%
Net income (loss)	7.47%	(4.92)%

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

The following table summarizes the valuation of DNO’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$6,999,187	$6,999,187	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	497,040	497,040	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$2,999,297	$2,999,297	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,328,190	1,328,190	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed
Hedging	Statements of Financial	Fair Value	Fair Value
Instruments	Condition Location	At March 31, 2015	At December 31, 2014
Futures – Commodity Contracts	Assets	$497,040	$1,328,190

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2015		March 31, 2014
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$1,932,100		$(477,360)

	Change in unrealized gain (loss) on open contracts		$(831,150)		$(44,420)

NOTE 8 — SUBSEQUENT EVENTS

DNO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Short Oil Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective May 15, 2015 (concurrently with the Board of Directors’ accepting Mr. Mah’s resignation).

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

Introduction

DNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes, in percentage terms, of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in percentage terms, in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of DNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

DNO invests in short positions in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”). DNO may take short positions in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its aggregate net position back to the accountability level. As of March 31, 2015, DNO held short positions in 324 WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures. For the three months ended March 31, 2015, DNO did not exceed accountability levels on the NYMEX or ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2015, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, DNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules., a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect DNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of DNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of DNO.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of DNO to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that DNO is authorized to engage in that may ultimately impact the ability of DNO to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if DNO enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require DNO to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. DNO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on DNO’s ability to hedge risk, however, the imposition of a floating net asset value could cause DNO to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on DNO.

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2015 and exhibited moderate daily swings along with an uneven downward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $53.27 per barrel. The low of the period was on January 28, 2015 when the price dropped to $44.45 per barrel. The high of the period was on February 27, 2015 when the price reached $54.29 per barrel. The period ended with the Benchmark Oil Futures Contract at $47.60 per barrel, down approximately 10.64% over the period. DNO’s per share NAV began the period at $55.68 and ended the period at $61.69 on March 31, 2015, an increase of approximately 10.79% over the period. DNO’s per share NAV reached its high for the period on January 28, 2015 at $66.00 and reached its low for the period on February 17, 2015 at $53.36. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with the May 2015 contract. The decrease of approximately 10.64% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO’s Benchmark.”

During the three months ended March 31, 2015, the crude oil futures market was predominantly in contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market was in backwardation, the price of the near month crude oil Futures Contract was typically higher than the price of the next month crude oil Futures Contract, or contracts further away from expiration. During the year ended December 31, 2014, crude oil inventories, particularly those in Cushing, Oklahoma, began to build from prior high levels, which contributed to the crude oil futures market moving into contango through the end of December 2014. During the three months ended March 31, 2015, crude oil inventories continued to build from present levels which contributed to the crude oil futures market remaining in contango through the end of March 2015. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO.” On that day, DNO established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash.

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of March 31, 2015, DNO had issued 3,500,000 shares, 250,000 of which were outstanding. As of March 31, 2015, there were 21,500,000 shares registered but not yet issued.

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

As of March 31, 2015, DNO had the following Authorized Participants: Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., NewEdge USA LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$14,406,729	$11,062,825
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,222	$899
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$21,314	$16,367
Total fees and other expenses excluding management fees	$27,215	$26,272
Fees and expenses related to the registration or offering of additional shares	$—	$—
Total amount of the expense waiver	$21,797	$18,490
Expenses before allowance for the expense waiver	$48,529	$42,639
Expenses after allowance for the expense waiver	$26,732	$24,149
Total commissions accrued to brokers	$9,563	$2,485
Total commissions as annualized percentage of average total net assets	0.28%	0.09%
Commissions accrued as a result of rebalancing	$9,228	$2,431
Percentage of commissions accrued as a result of rebalancing	96.50%	97.83%
Commissions accrued as a result of creation and redemption activity	$335	$54
Percentage of commissions accrued as a result of creation and redemption activity	3.50%	2.17%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was similar during the three months ended March 31, 2015.

The total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was similar during the three months ended March 31, 2015.

The increase in the total commissions accrued to brokers by DNO for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to an increase in the number of contracts being held and traded as the result of DNO’s greater size as measured by total net assets.

Tracking DNO’s Benchmark

USCF seeks to manage DNO’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely inversely track the daily changes in the average price of the Benchmark Futures Contract. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in DNO’s per share NAV is within a range of (90)% to (110)% ((0.9) to (1.1)) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between (0.45)% and (0.55)% (i.e., between (0.9) and (1.1) of the benchmark’s results). DNO’s portfolio management goals do not include trying to make the nominal price of DNO’s per share NAV equal to the inverse of the nominal price of the current Benchmark Futures Contract or the inverse of the spot price for WTI light, sweet crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts.

For the 30-valuation days ended March 31, 2015, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.521%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.52%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.196)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to March 31, 2015, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.035%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.031%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.179)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2015; the second graph measures monthly changes from March 31, 2010 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of DNO as measured by changes in its per share NAV was 10.79%. This is based on an initial per share NAV of $55.68 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $61.69. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $61.73 as of March 31, 2015, for a total return over the relevant time period of 10.87%. The difference between the actual per share NAV total return of DNO of 10.79% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 10.87% was an error over the time period of (0.07)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of DNO as measured by changes in its per share NAV was (4.79)%. This was based on an initial per share NAV of $34.23 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $32.59. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $32.66 as of March 31, 2014, for a total return over the relevant time period of (4.59)%. The difference between the actual per share NAV total return of DNO of (4.79)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (4.59)% was an error over the time period of (0.20)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that DNO pays, offset in part by the income that DNO collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2005 and March 31, 2015. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The crude oil futures market was in a state of contango during the three months ended March 31, 2015.

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

Crude Oil Market. During the three months ended March 31, 2015, crude oil prices were impacted by several factors. WTI crude oil inventories grew to 471.4 million barrels by the end of March, 24% higher than the same week a year earlier, and the highest levels since the EIA began reporting storage data in 1982. Record inventory levels were set for many weeks in the quarter as crude supplies consistently grew. The Organization of the Petroleum Exporting Countries’ (“OPEC”) decision in late 2014 to maintain production levels despite falling demand led to an oversupplied market. Continuing concerns about the political negotiations with Iran, as well as security concerns in Yemen, Libya and Iraq, have left the market subject to bouts of heightened volatility. United States crude oil prices finished the first quarter of 2015 approximately 10.64% lower than at the beginning of the year. USCF believes that global inventories are likely to stabilize later in the year and record production growth should eventually be curtailed by low prices. However, should supply continue growing or should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or natural gas. However, movements in crude oil were strongly correlated to movements in global equities, unleaded gasoline and diesel-heating.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2005 – 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.350	0.418	0.108	0.453
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.297)	(0.285)	(0.013)	(0.340)
Global Equities (FTSE World Index)			1.000	0.410	0.487	0.154	0.534
Unleaded Gasoline				1.000	0.760	0.236	0.741
Diesel-Heating Oil					1.000	0.339	0.790
Natural Gas						1.000	0.289
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2015, crude oil still showed neither strongly correlated nor inversely correlated movements with large cap U.S. equities, U.S. government bonds, global equities, or natural gas. Movements in crude oil were still correlated to the movements in unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE
Correlation Matrix	(S&P	Bond	World	Unleaded	Diesel- Heating	Natural	Crude
12 Months ended March 31, 2015*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.405	0.685	0.393	0.331
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.327)	(0.370)	(0.565)	(0.009)	(0.335)
Global Equities (FTSE World Index)			1.000	0.631	0.785	0.451	0.468
Unleaded Gasoline				1.000	0.749	0.554	0.815
Diesel-Heating Oil					1.000	0.328	0.582
Natural Gas						1.000	0.471
Crude Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing DNO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by DNO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, DNO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

DNO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. DNO has met, and it is anticipated that DNO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. DNO’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC contracts, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the three months ended March 31, 2015, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, DNO used other assets to pay expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2015, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

If, in the future, DNO purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $14,980,387 with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of DNO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of DNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and DNO have also entered into a licensing agreement with the NYMEX pursuant to which DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. DNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, DNO pays its brokerage fees (including fees to a FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of DNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. DNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, DNO’s portfolio consisted of 324 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on the ICE Futures as of March 31, 2015. For a list of DNO’s current holdings, please see DNO’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

DNO may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

DNO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by DNO, the OTC component is the purchase or sale of one or more baskets of DNO shares. These EFR transactions may expose DNO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, DNO limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in DNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 26, 2015.

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

Date: May 13, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2015

