Form 10-Q
period 2016-03-31
United States Short Oil Fund, LP
filed 2016-05-11
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 300,000 shares outstanding as of May 10, 2016.

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$21,049,563	$19,904,157
Equity in trading accounts:
Cash and cash equivalents	3,438,221	3,810,628
Unrealized gain (loss) on open commodity futures contracts	637,290	648,394
Receivable from General Partner (Note 3)	40,790	109,934
Dividends receivable	704	64
Directors' fees and insurance receivable	1,685	679

Total assets	$25,168,253	$24,473,856

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$12,489	$12,071
Professional fees payable	63,168	84,243
Brokerage commissions payable	3,117	2,017
License fees payable	1,478	948

Total liabilities	80,252	99,279

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	25,088,001	24,374,577
Total Partners' Capital	25,088,001	24,374,577

Total liabilities and partners' capital	$25,168,253	$24,473,856

Limited Partners' shares outstanding	300,000	300,000
Net asset value per share	$83.63	$81.25
Market value per share	$85.54	$81.43

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2016 contracts, expiring April 2016*	654	$637,290	2.54

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.07%, 4/14/2016	$1,000,000	$999,977	3.99
0.12%, 4/21/2016	1,000,000	999,933	3.99
0.33%, 5/12/2016	1,000,000	999,624	3.99
0.31%, 5/19/2016	1,000,000	999,587	3.99
0.43%, 6/02/2016	1,000,000	999,268	3.98
0.48%, 6/16/2016	1,000,000	998,987	3.98
0.47%, 6/30/2016	2,000,000	1,997,675	7.96
0.38%, 7/21/2016	1,000,000	998,828	3.98
0.39%, 7/28/2016	2,000,000	1,997,443	7.96
0.42%, 8/04/2016	1,000,000	998,559	3.98
0.41%, 8/11/2016	1,000,000	998,497	3.98
0.43%, 8/18/2016	1,000,000	998,359	3.98
0.45%, 8/25/2016	1,000,000	998,195	3.98
0.48%, 9/01/2016	1,000,000	997,960	3.98
Total Treasury Obligations		15,982,892	63.72

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	2,000,000	2,000,000	7.97
Total Cash Equivalents		$17,982,892	71.69

* Collateral amounted to $3,438,221 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$683,334	$1,932,100
Change in unrealized gain (loss) on open futures contracts	(11,104)	(831,150)
Dividend income	3,084	43
Interest income	14,344	1,179
ETF transaction fees	1,400	1,050

Total income (loss)	691,058	1,103,222

Expenses
General Partner management fees (Note 3)	42,446	21,314
Professional fees	21,965	16,407
Brokerage commissions	27,581	9,563
Directors' fees and insurance	737	712
License fees	1,061	533

Total expenses	93,790	48,529

Expense waiver (Note 3)	(40,790)	(21,797)

Net expenses	53,000	26,732

Net income (loss)	$638,058	$1,076,490
Net income (loss) per limited partnership share	$2.38	$6.01
Net income (loss) per weighted average limited partnership share	$2.05	$4.45
Weighted average limited partnership shares outstanding	310,989	241,667

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$-	$24,374,577	$24,374,577
Addition of 150,000 partnership shares	-	13,932,529	13,932,529
Redemption of 150,000 partnership shares	-	(13,857,163)	(13,857,163)
Net income (loss)	-	638,058	638,058

Balances, at March 31, 2016	$-	$25,088,001	$25,088,001

Net Asset Value Per Share:
At December 31, 2015			$81.25
At March 31, 2016			$83.63

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$638,058	$1,076,490
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	372,407	(998,167)
Unrealized (gain) loss on open futures contracts	11,104	831,150
(Increase) decrease in receivable from General Partner	69,144	71,991
(Increase) decrease in dividends receivable	(640)	(43)
(Increase) decrease in directors' fees and insurance receivable	(1,006)	(485)
Increase (decrease) in General Partner management fees payable	418	2,556
Increase (decrease) in professional fees payable	(21,075)	(21,795)
Increase (decrease) in brokerage commissions payable	1,100	630
Increase (decrease) in license fees payable	530	222
Net cash provided by (used in) operating activities	1,070,040	962,549

Cash Flows from Financing Activities:
Addition of partnership shares	13,932,529	6,132,741
Redemption of partnership shares	(13,857,163)	(2,922,402)
Net cash provided by (used in) financing activities	75,366	3,210,339

Net Increase (Decrease) in Cash and Cash Equivalents	1,145,406	4,172,888

Cash and Cash Equivalents, beginning of period	19,904,157	8,697,839
Cash and Cash Equivalents, end of period	$21,049,563	$12,870,727

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less DNO’s expenses. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2016, DNO held short positions in 654 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

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

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its’ initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of March 31, 2016, DNO had registered a total of 25,000,000 shares.

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

In accordance with GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2016 and 2015, DNO did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

DNO is responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $3,100 for DNO and, in the aggregate for DNO and the Related Public Funds, $554,800.

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2016 and 2015, DNO incurred $1,061 and $533, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $82,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2016, USCF waived $40,790 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Total commissions accrued to brokers	$27,581	$9,563
Total commissions as an annualized percentage of average net assets	0.39%	0.28%
Commissions accrued as a result of rebalancing	$25,460	$9,228
Percentage of commissions accrued as a result of rebalancing	92.31%	96.50%
Commissions accrued as a result of creation and redemption activity	$2,121	$335
Percentage of commissions accrued as a result of creation and redemption activity	7.69%	3.50%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of a higher number of futures contracts being held and traded as a result of DNO’s greater size as measured by total net assets, and due to increased volatility in the crude oil markets which increased rebalancing costs.

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

All of the futures contracts held by DNO through March 31, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2016, DNO held investments in money market funds in the amount of $2,000,000. By comparison, as of December 31, 2015, DNO held investments in money market funds in the amount of $5,000,000. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2016 and December 31, 2015, DNO held cash deposits and investments in Treasuries in the amounts of $22,487,784 and $18,714,785, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$81.25	$55.68
Total income (loss)	2.55	6.12
Net expenses	(0.17)	(0.11)
Net increase (decrease) in net asset value	2.38	6.01
Net asset value, end of period	$83.63	$61.69

Total Return	2.93%	10.79%

Ratios to Average Net Assets
Total income (loss)	2.43%	7.66%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.73%	0.77%
Expenses waived*	(0.58)%	(0.62)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	2.24%	7.47%

*Annualized.

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

The following table summarizes the valuation of DNO’s securities at March 31, 2016 using the fair value hierarchy:

At March 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$17,982,892	$17,982,892	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	637,290	637,290	—	—

During the three months ended March 31, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$15,987,691	$15,987,691	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	648,394	648,394	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed	Fair Value	Fair Value
Hedging	Statements of Financial	At March	At December
Instruments	Condition Location	31, 2016	31, 2015
Futures – Commodity Contracts	Assets	$637,290	$648,394

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2016		March 31, 2015
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$683,334		$1,932,100

	Change in unrealized gain (loss) on open contracts		$(11,104)		$(831,150)

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

Regulatory Disclosure

Requirement to File New Registration Statement. As previously reported, on March 21, 2016, United States Commodity Funds LLC (“USCF”), the general partner of United States Short Oil Fund, LP (the “Fund”), filed a Form 8-K to announce that it suspended the ability of the Authorized Participants to purchase new Creation Baskets under the Fund’s registration statement on Form S-1 that first became effective on January 17, 2013 (file no. 333-185962) (the “Prior Registration Statement”). The Prior Registration Statement had last been declared effective on May 1, 2015 and at all times included a prospectus that complied with the requirements of Section 10 of the Securities Act of 1933 (the “Securities Act”) and Form S-1. However, the Fund did not file a new registration statement prior to January 17, 2016, the date of expiration of the three-year period following the date the Prior Registration Statement was initially declared effective as required pursuant to Rule 415(a)(5). Upon becoming aware that a new registration statement was not filed within the required time-period, the Fund (1) filed a post-effective amendment terminating the Prior Registration Statement on March 21, 2016, which was declared effective on March 22, 2016 and (2) concurrently, suspended the issuance and sale of new shares until such time as its new registration statement on Form S-1 (file no. 333-210297) (the “New Registration Statement”) registering additional shares under the Securities Act is declared effective by the Securities and Exchange Commission (“SEC”) and the National Futures Association (“NFA”) has approved its use. After January 17, 2016 and prior to the suspension of sales of new shares, three creation baskets of new shares were sold under the Prior Registration Statement, two for a total of 100,000 shares on February 12, 2016 and one for 50,000 shares on March 9, 2016. The New Registration Statement was filed with the SEC and NFA on March 21, 2016 and is currently under review.

Once the New Registration Statement on Form S-1 is declared effective by the SEC and approved for use the NFA, the Fund will issue a subsequent current report on Form 8-K to announce (1) the effectiveness of such new registration statement and (2) the Fund’s ability to resume offering Creation Baskets to its Authorized Participants. The ability of Authorized Participants to redeem Redemption Baskets was not affected during the suspension of Creation Baskets.

During the suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of the Fund continued to actively trade the shares. However, market participants may have increased spreads between the prices quoted for offers to buy and sell shares due to the potential uncertainty as to when they might be able to purchase additional Creation Baskets. In addition, there has been significant variation between the market price at which the shares are traded and the shares’ net asset value, which is also the price at which shares can be redeemed by Authorized Participants in Redemption Baskets. Authorized Participants may have been less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, may have increased the trading costs to investors in the Fund compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants were still able to freely create new Creation Baskets. USCF believes that any potential impact to the market in shares of the Fund that may have occurred from the Authorized Participants’ inability to create new Creation Baskets will not extend beyond the time when additional shares are registered and available for distribution.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2016, DNO held short positions in 654 WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures. For the three months ended March 31, 2016, DNO did not exceed accountability levels on the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and DNO did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2016, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2016 and exhibited moderate daily swings along with an uneven upward trend during the period. The price of the Benchmark Oil Futures Contract started the period at $37.04 per barrel. The low of the period was on February 11, 2016 when the price dropped to $28.175 per barrel. The high of the period was on March 17, 2016 when the price reached $41.66 per barrel. The period ended with the Benchmark Oil Futures Contract at $38.34 per barrel, up approximately 3.51% over the period. DNO’s per share NAV began the period at $81.25 and ended the period at $83.63 on March 31, 2016, an increase of approximately 2.93% over the period. DNO’s per share NAV reached its’ high for the period on February 11, 2016 at $110.73 and reached its low for the period on March 17, 2015, 2016 at $77.18. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the increase in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with the May 2016 contract. The increase of approximately 3.51% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “ Tracking DNO’s Benchmark.”

During the three months ended March 31, 2016, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil Futures Contract is typically higher than the price of the next month crude oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of March 31, 2016, DNO had issued 4,000,000 shares, 300,000 of which were outstanding. As of March 31, 2016, there were 21,000,000 shares registered but not yet issued.

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

As of March 31, 2016, DNO had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Three months Ended March 31, 2016 Compared to the Three months Ended March 31, 2015

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Average daily total net assets	$28,452,764	$14,406,729
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,428	$1,222
Annualized yield based on average daily total net assets	0.25%	0.03%
Management fee	$42,446	$21,314
Total fees and other expenses excluding management fees	$51,344	$27,215
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$40,790	$21,797
Expenses before allowance for the expense waiver	$93,790	$48,529
Expenses after allowance for the expense waiver	$53,000	$26,732
Total commissions accrued to brokers	$27,581	$9,563
Total commissions as annualized percentage of average total net assets	0.39%	0.28%
Commissions accrued as a result of rebalancing	$25,460	$9,228
Percentage of commissions accrued as a result of rebalancing	92.31%	96.50%
Commissions accrued as a result of creation and redemption activity	$2,121	$335
Percentage of commissions accrued as a result of creation and redemption activity	7.69%	3.50%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the three months ended March 31, 2016.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was higher due to an increase in certain operating expenses during the three months ended March 31, 2016.

The increase in the total commissions accrued to brokers for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was a result of a higher number of futures contracts being held and traded as a result of DNO’s greater size as measured by total net assets, and due to increased volatility in the crude oil markets which increased rebalancing costs.

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

For the 30-valuation days ended March 31, 2016, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.388)%, while the simple average daily change in the per share NAV of DNO over the same time period was (0.390)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.153)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to March 31, 2016, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.055%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.052%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.087)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended March 31, 2016; the second graph measures monthly changes from March 31, 2011 through March 31, 2016.

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

For the three months ended March 31, 2016, the actual total return of DNO as measured by changes in its’ per share NAV was 2.93%. This is based on an initial per share NAV of $81.25 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $83.63. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $83.71 as of March 31, 2016, for a total return over the relevant time period of 3.03%. The difference between the actual per share NAV total return of DNO of 2.93% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 3.03% was an error over the time period of (0.10)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the three months ended March 31, 2015, the actual total return of DNO as measured by changes in its per share NAV was 10.79%. This was based on an initial per share NAV of $55.68 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $61.69. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $61.73 as of March 31, 2015, for a total return over the relevant time period of 10.87%. The difference between the actual per share NAV total return of DNO of 10.79% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 10.87% was an error over the time period of (0.07)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Oil Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2016. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2016, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

 *PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2006 and March 31, 2016. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011 and to backwardation during part of 2013 and most of 2014. Due to a historic storage surplus, the crude oil futures market returned to a state of contango in 2015 and remained in a state of contango during the three months ended March 31, 2016.

Periods of contango or backwardation do not materially impact DNO’s investment objective of having the daily percentage changes in its per share NAV inversely track the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both DNO’s shares and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market. During the three months ended March 31, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States grew to approximately 530 million barrels by the end of March, approximately 10% higher than the same week a year earlier. Storage increased steadily during the first quarter of 2016, peaking at 535 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved despite a dramatic decline in the number of active oil rigs in the United States and signs that this decline was finally having an impact on crude oil production. The final weekly production level reported by the Department of Energy in the first quarter of 2016 was about 6% lower than the peak reached in June of 2015. On a global level, hopes that OPEC members and other large oil producing nations would agree to freeze production were somewhat offset by concerns that new sources of production, such as from Iran following the lifting of sanctions, would exacerbate the global oversupply. (Subsequent to quarter end, OPEC failed to reach an agreement to freeze production.) United States crude oil prices finished the first quarter of 2016 approximately 3.51% higher than at the beginning of the year. Prices fluctuated as investors weighed the possibility that U.S. and global inventories may stabilize this year and record production growth may finally have peaked. Should supply continue to grow or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between March 31, 2006 and March 31, 2016, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was somewhat correlated with the movements of natural gas, correlated with large cap U.S. equities and global equities, strongly correlated with unleaded gasoline, diesel-heating oil and somewhat negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2006 – 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.965	0.438	0.428	0.116	0.441
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.286)	(0.395)	(0.322)	(0.027)	(0.372)
Global Equities (FTSE World Index)			1.000	0.488	0.489	0.158	0.518
Unleaded Gasoline				1.000	0.738	0.160	0.754
Diesel-Heating Oil					1.000	0.268	0.801
Natural Gas						1.000	0.256
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2016, movements of crude oil were strongly correlated with movements of unleaded gasoline and diesel-heating oil, somewhat correlated with movements of large cap U.S. equities and natural gas, correlated with global equities and negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.280)	0.986	0.638	0.191	0.086	0.284
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.326)	(0.413)	(0.255)	(0.351)	(0.457)
Global Equities (FTSE World Index)			1.000	0.718	0.291	0.156	0.400
Unleaded Gasoline				1.000	0.657	0.535	0.732
Diesel-Heating Oil					1.000	0.157	0.942
Natural Gas						1.000	0.273
Crude Oil							1.000

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

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the three months ended March 31, 2016, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2016, DNO used other assets to pay expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2016, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

As of March 31, 2016, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $24,487,784 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should DNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2016, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of March 31, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of DNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and DNO have also entered into a licensing agreement with the NYMEX pursuant to which DNO and the Related Public Funds, managed by USCF, other than BNO, USCI, CPER and USAG, pay a licensing fee to the NYMEX. DNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2016, DNO’s portfolio consisted of 654 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on the ICE Futures as of March 31, 2016. For a list of DNO’s current holdings, please see DNO’s website at www.unitedstatescommodityfunds.com.

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

During the three month reporting period ended March 31, 2016, DNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in DNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 24, 2016.

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

Date: May 11, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2016

