Form 10-Q
period 2016-09-30
United States Short Oil Fund, LP
filed 2016-11-10
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 150,000 shares outstanding as of November 7, 2016.

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$9,307,206	$19,904,157
Equity in trading accounts:
Cash and cash equivalents	1,322,267	3,810,628
Unrealized gain (loss) on open commodity futures contracts	(444,460)	648,394
Receivable from General Partner (Note 3)	101,233	109,934
Dividends receivable	505	64
Directors' fees and insurance receivable	352	679

Total assets	$10,287,103	$24,473,856

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$5,402	$12,071
Professional fees payable	67,474	84,243
Brokerage commissions payable	942	2,017
License fees payable	829	948

Total liabilities	74,647	99,279

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	10,212,456	24,374,577
Total Partners' Capital	10,212,456	24,374,577

Total liabilities and partners' capital	$10,287,103	$24,473,856

Limited Partners' shares outstanding	150,000	300,000
Net asset value per share	$68.08	$81.25
Market value per share	$68.38	$81.43

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2016 contracts, expiring October 2016*	212	$(444,460)	(4.35)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 10/06/2016	$1,000,000	$999,953	9.79
0.35%, 10/13/2016	1,000,000	999,885	9.79
0.34%, 10/20/2016	1,000,000	999,821	9.79
0.34%, 12/15/2016	500,000	499,646	4.89
0.40%, 2/02/2017	200,000	199,724	1.96
0.42%, 2/09/2017	300,000	299,542	2.93
0.45%, 2/16/2017	200,000	199,655	1.96
0.45%, 2/23/2017	200,000	199,642	1.96
0.45%, 3/02/2017	200,000	199,620	1.95
0.47%, 3/09/2017	200,000	199,585	1.95
0.50%, 3/16/2017	100,000	99,768	0.98
0.45%, 3/23/2017	200,000	199,572	1.95
0.43%, 3/30/2017	100,000	99,785	0.98
Total Treasury Obligations		5,196,198	50.88

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	2,000,000	2,000,000	19.59
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	9.79
Total Money Market Funds		3,000,000	29.38
Total Cash Equivalents		$8,196,198	80.26

* Collateral amounted to $1,322,267 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$765,560	$6,573,999	$(3,105,776)	$5,814,389
Change in unrealized gain (loss) on open futures contracts	(693,270)	(261,980)	(1,092,854)	(1,223,720)
Realized gain (loss) on short-term investments	–	–	1,583	–
Dividend income	737	303	4,820	648
Interest income	7,469	2,454	36,967	5,190
ETF transaction fees	–	1,050	2,450	3,150

Total income (loss)	80,496	6,315,826	(4,152,810)	4,599,657

Expenses
General Partner management fees (Note 3)	16,493	37,687	86,688	86,699
Professional fees	28,455	22,206	72,385	61,378
Brokerage commissions	6,794	17,277	45,434	34,971
Directors' fees and insurance	506	759	2,928	2,064
License fees	412	942	2,167	2,167

Total expenses	52,660	78,871	209,602	187,279

Expense waiver (Note 3)	(32,076)	(31,326)	(101,233)	(78,111)

Net expenses	20,584	47,545	108,369	109,168

Net income (loss)	$59,912	$6,268,281	$(4,261,179)	$4,490,489
Net income (loss) per limited partnership share	$0.40	$13.74	$(13.17)	$8.42
Net income (loss) per weighted average limited partnership share	$0.40	$15.89	$(17.85)	$13.48
Weighted average limited partnership shares outstanding	150,000	394,565	238,686	333,150

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$24,374,577	$24,374,577
Addition of 200,000 partnership shares	–	17,303,957	17,303,957
Redemption of 350,000 partnership shares	–	(27,204,899)	(27,204,899)
Net income (loss)	–	(4,261,179)	(4,261,179)

Balances, at September 30, 2016	$–	$10,212,456	$10,212,456

Net Asset Value Per Share:
At December 31, 2015			$81.25
At September 30, 2016			$68.08

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$(4,261,179)	$4,490,489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	2,488,361	(2,860,799)
Unrealized (gain) loss on open futures contracts	1,092,854	1,223,720
(Increase) decrease in receivable from General Partner	8,701	15,677
(Increase) decrease in dividends receivable	(441)	(102)
(Increase) decrease in directors' fees and insurance receivable	327	182
Increase (decrease) in General Partner management fees payable	(6,669)	7,900
Increase (decrease) in professional fees payable	(16,769)	(15,476)
Increase (decrease) in brokerage commissions payable	(1,075)	1,380
Increase (decrease) in license fees payable	(119)	633
Net cash provided by (used in) operating activities	(696,009)	2,863,604

Cash Flows from Financing Activities:
Addition of partnership shares	17,303,957	23,458,506
Redemption of partnership shares	(27,204,899)	(13,446,123)
Net cash provided by (used in) financing activities	(9,900,942)	10,012,383

Net Increase (Decrease) in Cash and Cash Equivalents	(10,596,951)	12,875,987

Cash and Cash Equivalents, beginning of period	19,904,157	8,697,839
Cash and Cash Equivalents, end of period	$9,307,206	$21,573,826

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2016 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the Fund’s collateral holdings, less DNO’s expenses. It is not the intent of DNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil. It is not the intent of DNO to be operated in a fashion such that its per share NAV will reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2016, DNO held short positions in 212 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

DNO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of DNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its’ initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of September 30, 2016, DNO had registered a total of 25,000,000 shares.

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

In accordance with GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2016.

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

Authorized Participants pay DNO a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2016 and 2015, DNO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2016 and 2015, DNO incurred $2,167 and $2,167, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $70,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2016, USCF waived $101,233 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$45,434	$34,971
Total commissions as an annualized percentage of average net assets	0.31%	0.24%
Commissions accrued as a result of rebalancing	$44,628	$32,873
Percentage of commissions accrued as a result of rebalancing	98.23%	94.00%
Commissions accrued as a result of creation and redemption activity	$806	$2,098
Percentage of commissions accrued as a result of creation and redemption activity	1.77%	6.00%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was a result of a higher number of futures contracts being held and traded.

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

All of the futures contracts held by DNO through September 30, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2016 and December 31, 2015, DNO held investments in money market funds in the amounts of $3,000,000 and $5,000,000, respectively. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2016 and December 31, 2015, DNO held cash deposits and investments in Treasuries in the amounts of $7,629,473 and $18,714,785, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$81.25	$55.68
Total income (loss)	(12.72)	8.75
Total expenses	(0.45)	(0.33)
Net increase (decrease) in net asset value	(13.17)	8.42
Net asset value, end of period	$68.08	$64.10

Total Return	(16.21)%	15.12%

Ratios to Average Net Assets
Total income (loss)	(21.52)%	23.81%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.85%	0.69
Expenses waived *	(0.70)%	(0.54)
Net Expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(22.08)%	23.24%

* Annualized.

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

The following table summarizes the valuation of DNO’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$8,196,198	$8,196,198	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(444,460)	(444,460)	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$15,987,691	$15,987,691	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	648,394	648,394	—	—

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

Fair Value of Derivative Instruments

Derivatives not
Accounted for as	Condensed	Fair Value	Fair Value
Hedging	Statements of Financial	At September	At December
Instruments	Condition Location	30, 2016	31, 2015
Futures – Commodity Contracts	Assets	$(444,460)	$648,394

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2016		September 30, 2015
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Accounted for as	on Derivatives	on Derivatives	on Derivatives	on Derivatives	on Derivatives
Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(3,105,776)		$5,814,389

	Change in unrealized gain (loss) on open contracts		$(1,092,854)		$(1,223,720)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2016, DNO held short positions in 212 WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures. For the nine months ended September 30, 2016, DNO did not exceed accountability levels on the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and DNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2016, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although DNO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change decreased the burden on DNO and USCF of having to comply with certain inconsistent regulatory requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as DNO. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. DNO currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. DNO does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that DNO would invest in any non-governmental MMFs. However, if DNO were to make investments in non-government MMFs in the future, such investments could negatively impact DNO because of the changes to MMFs resulting from the new rule.

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2016 and exhibited moderate daily swings along with an uneven upward trend during the period. The price of the Benchmark Futures Contract started the period at $37.04 per barrel. The high of the period was on June 8, 2016 when the price reached $51.383 per barrel. The low of the period was on February 11, 2016 when the price dropped to $28.175 per barrel. The period ended with the Benchmark Futures Contract at $48.240 per barrel, up approximately 30.24% over the period. DNO’s per share NAV began the period at $81.25 and ended the period at $68.08 on September 30, 2016, a decrease of approximately (16.21)% over the period. DNO’s per share NAV reached its’ high for the period on February 11, 2016 at $110.73 and reached its low for the period on June 8, 2016 at $63.89. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with the November 2016 contract. The increase of approximately 30.24% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO’s Benchmark.”

During the nine months ended September 30, 2016, the crude oil futures market was in a state of strong contango, meaning that the price of the near month crude oil Futures Contract was lower than the price of the next month crude oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude oil Futures Contract is typically higher than the price of the next month crude oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of September 30, 2016, DNO had issued 4,050,000 shares, 150,000 of which were outstanding. As of September 30, 2016, there were 20,950,000 shares registered but not yet issued.

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

As of September 30, 2016, DNO had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$19,299,119	$19,319,383
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$41,787	$5,838
Annualized yield based on average daily total net assets	0.29%	0.04%
Management fee	$86,688	$86,699
Total fees and other expenses excluding management fees	$122,914	$100,580
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$101,233	$78,111
Expenses before allowance for the expense waiver	$209,602	$187,279
Expenses after allowance for the expense waiver	$108,369	$109,168
Total commissions accrued to brokers	$45,434	$34,971
Total commissions as annualized percentage of average total net assets	0.31%	0.24%
Commissions accrued as a result of rebalancing	$44,628	$32,873
Percentage of commissions accrued as a result of rebalancing	98.23%	94.00%
Commissions accrued as a result of creation and redemption activity	$806	$2,098
Percentage of commissions accrued as a result of creation and redemption activity	1.77%	6.00%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2016.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was higher due to an increase in certain operating expenses during the nine months ended September 30, 2016.

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was a result of a higher number of futures contracts being held and traded.

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$10,935,221	$24,920,020
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,206	$2,757
Annualized yield based on average daily total net assets	0.30%	0.04%
Management fee	$16,493	$37,687
Total fees and other expenses excluding management fees	$36,167	$41,184
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$32,076	$31,326
Expenses before allowance for the expense waiver	$52,660	$78,871
Expenses after allowance for the expense waiver	$20,584	$47,545
Total commissions accrued to brokers	$6,794	$17,277
Total commissions as annualized percentage of average total net assets	0.25%	0.28%
Commissions accrued as a result of rebalancing	$6,794	$17,091
Percentage of commissions accrued as a result of rebalancing	100%	98.92%
Commissions accrued as a result of creation and redemption activity	$-	$186
Percentage of commissions accrued as a result of creation and redemption activity	-%	1.08%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the three months ended September 30, 2016.

The decrease in total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due to a decrease in certain operating expenses during the three months ended September 30, 2016.

The decrease in the total commissions accrued to brokers for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was a result of a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2016, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.056%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.055%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.120)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to September 30, 2016, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.042%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.039%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.010)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended September 30, 2016; the second graph measures monthly changes from September 30, 2011 through September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of DNO as measured by changes in its’ per share NAV was (16.21)%. This is based on an initial per share NAV of $81.25 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $68.08. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $68.25 as of September 30, 2016, for a total return over the relevant time period of (16.00)%. The difference between the actual per share NAV total return of DNO of (16.21)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (16.00)% was an error over the time period of (0.21)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2015, the actual total return of DNO as measured by changes in its per share NAV was 15.12%. This is based on an initial per share NAV of $55.68 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $64.10. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $64.34 as of September 30, 2015, for a total return over the relevant time period of 15.55%. The difference between the actual per share NAV total return of DNO of 15.12% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 15.55% was an error over the time period of (0.43)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the average dollar price of the near 12-month contracts for WTI light, sweet crude oil from the dollar price of the near month contract for WTI light, sweet crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2006 and September 30, 2016. Investors will note that the crude oil market spent time in both backwardation and contango.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011 and to backwardation during part of 2013 and most of 2014. Due to a historic storage surplus, the crude oil futures market returned to a state of contango in 2015 and remained in a state of contango during the nine months ended September 30, 2016.

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

Crude Oil Market. During the nine months ended September 30, 2016, crude oil prices were impacted by several factors. Crude oil inventories in the United States stood at approximately 469 million barrels by the end of September, approximately 9% higher than the same week a year earlier. Storage increased steadily during the first three quarters of 2016, peaking at 512 million barrels, by far the highest volume since the EIA began reporting storage data in 1982. The new storage record was achieved early in the second quarter before declining on lower U.S. production and production disruptions overseas. The final weekly production level reported by the Department of Energy in the third quarter of 2016 was about 12% lower than the peak reached in June of 2015. United States crude oil prices finished the third quarter of 2016 approximately 30.24% higher than at the beginning of the year. Prices firmed as supply disruptions abroad improved the global supply and demand balance, as U.S. production declined, and as inventories began to fall from peak levels. Should supply resume an upward trajectory or should the global economic situation decline there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflicts in the Middle East would likely have the opposite effect.

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

For the ten-year time period between September 30, 2006 and September 30, 2016, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis was strongly correlated with unleaded gasoline and diesel-heating oil, somewhat correlated with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and somewhat negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2006 – 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.316)	0.964	0.456	0.417	0.115	0.431
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.293)	(0.392)	(0.324)	(0.008)	(0.368)
Global Equities (FTSE World Index)			1.000	0.506	0.473	0.156	0.505
Unleaded Gasoline				1.000	0.748	0.153	0.756
Diesel-Heating Oil					1.000	0.305	0.810
Natural Gas						1.000	0.286
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2016, movements of crude oil were strongly correlated with movements of unleaded gasoline and diesel-heating oil, somewhat correlated with movements of large cap U.S. equities, global equities and natural gas, and somewhat negatively correlated with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2016*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.410)	0.979	0.517	0.158	0.042	0.315
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.464)	(0.398)	(0.147)	0.246	(0.298)
Global Equities (FTSE World Index)			1.000	0.568	0.195	0.048	0.367
Unleaded Gasoline				1.000	0.668	0.304	0.779
Diesel-Heating Oil					1.000	0.189	0.951
Natural Gas						1.000	0.251
Crude Oil							1.000

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

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the nine months ended September 30, 2016, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2016, DNO used other assets to pay expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2016, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

As of September 30, 2016, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $10,629,473 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should DNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2016, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of September 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2016, DNO’s portfolio consisted of 212 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. DNO did not hold short positions on the ICE Futures as of September 30, 2016. For a list of DNO’s current holdings, please see DNO’s website at www.unitedstatescommodityfunds.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

DNO may purchase OTC Oil Interests such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine month reporting period ended September 30, 2016, DNO limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

DNO maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in DNO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: November 10, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 10, 2016

