Form 10-Q
period 2017-06-30
United States Short Oil Fund, LP
filed 2017-08-11
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	20-2939256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒      Yes    ☐      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 150,000 shares outstanding as of August 9, 2017.

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$7,809,753	$8,597,603
Equity in trading accounts:
Cash and cash equivalents	3,392,074	990,186
Unrealized gain (loss) on open commodity futures contracts	(113,940)	(329,150)
Receivable from General Partner (Note 3)	41,004	129,082
Dividends receivable	1,861	821
Directors' fees and insurance receivable	616	47

Total assets	$11,131,368	$9,388,589

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$6,429	$4,819
Professional fees payable	25,936	87,923
Brokerage commissions payable	702	942
License fees payable	700	792

Total liabilities	33,767	94,476

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	11,097,601	9,294,113
Total Partners' Capital	11,097,601	9,294,113

Total liabilities and partners' capital	$11,131,368	$9,388,589

Limited Partners' shares outstanding	150,000	150,000
Net asset value per share	$73.98	$61.96
Market value per share	$73.77	$61.96

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2017 contracts, expiring July 2017*	241	$(113,940)	(1.03)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.62%, 7/06/2017	$100,000	$99,991	0.90
0.59%, 7/13/2017	100,000	99,980	0.90
0.61%, 7/20/2017	200,000	199,936	1.80
0.60%, 7/27/2017	200,000	199,914	1.80
0.61%, 8/10/2017	100,000	99,932	0.90
0.65%, 8/17/2017	200,000	199,830	1.80
0.67%, 8/24/2017	200,000	199,799	1.80
0.76%, 8/31/2017	200,000	199,744	1.80
0.84%, 9/07/2017	200,000	199,683	1.80
0.86%, 9/14/2017	200,000	199,642	1.80
0.87%, 9/21/2017	200,000	199,604	1.80
0.89%, 9/28/2017	200,000	199,560	1.80
0.90%, 10/05/2017	200,000	199,523	1.80
0.92%, 10/12/2017	200,000	199,476	1.80
0.91%, 10/19/2017	200,000	199,447	1.80
0.95%, 10/26/2017	200,000	199,383	1.80
0.97%, 11/02/2017	200,000	199,335	1.80
1.01%, 11/09/2017	200,000	199,269	1.79
0.98%, 11/16/2017	200,000	199,249	1.79
1.05%, 11/24/2017	200,000	199,152	1.79
1.05%, 11/30/2017	100,000	99,559	0.90
1.08%, 12/07/2017	300,000	298,582	2.69
1.09%, 12/14/2017	200,000	199,004	1.79
1.11%, 12/21/2017	100,000	99,471	0.90
1.10%, 12/28/2017	100,000	99,453	0.90
Total Treasury Obligations		4,488,518	40.45

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,000,000	1,000,000	9.01
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	9.01
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	9.01
Total Money Market Funds		3,000,000	27.03
Total Cash Equivalents		$7,488,518	67.48

* Collateral amounted to $3,392,074 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,219,130	$(4,554,670)	$1,812,670	$(3,871,336)
Change in unrealized gain (loss) on open futures contracts	38,530	(388,480)	215,210	(399,584)
Realized gain (loss) on short-term investments	–	1,583	–	1,583
Dividend income	5,165	999	7,958	4,083
Interest income	12,703	15,154	20,448	29,498
ETF transaction fees	700	1,050	1,400	2,450

Total income (loss)	1,276,228	(4,924,364)	2,057,686	(4,233,306)

Expenses
General Partner management fees (Note 3)	16,722	27,749	30,683	70,195
Professional fees	17,429	21,965	36,181	43,930
Brokerage commissions	6,441	11,059	10,791	38,640
Directors' fees and insurance	508	1,685	974	2,422
License fees	418	694	767	1,755

Total expenses	41,518	63,152	79,396	156,942

Expense waiver (Note 3)	(20,585)	(28,367)	(41,004)	(69,157)

Net expenses	20,933	34,785	38,392	87,785

Net income (loss)	$1,255,295	$(4,959,149)	$2,019,294	$(4,321,091)
Net income (loss) per limited partnership share	$6.75	$(15.95)	$12.02	$(13.57)
Net income (loss) per weighted average limited partnership share	$7.96	$(19.37)	$13.31	$(15.24)
Weighted average limited partnership shares outstanding	157,692	256,044	151,657	283,516

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$9,294,113	$9,294,113
Addition of 100,000 partnership shares	–	6,809,360	6,809,360
Redemption of 100,000 partnership shares	–	(7,025,166)	(7,025,166)
Net income (loss)	–	2,019,294	2,019,294

Balances, at June 30, 2017	$–	$11,097,601	$11,097,601

Net Asset Value Per Share:
At December 31, 2016			$61.96
At June 30, 2017			$73.98

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash Flows from Operating Activities:
Net income (loss)	$2,019,294	$(4,321,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(2,401,888)	1,487,673
Unrealized (gain) loss on open futures contracts	(215,210)	399,584
(Increase) decrease in receivable from General Partner	88,078	40,778
(Increase) decrease in dividends receivable	(1,040)	64
(Increase) decrease in directors' fees and insurance receivable	(569)	198
Increase (decrease) in General Partner management fees payable	1,610	(6,895)
Increase (decrease) in professional fees payable	(61,987)	(31,205)
Increase (decrease) in brokerage commissions payable	(240)	(1,075)
Increase (decrease) in license fees payable	(92)	162
Net cash provided by (used in) operating activities	(572,044)	(2,431,807)

Cash Flows from Financing Activities:
Addition of partnership shares	6,809,360	17,303,957
Redemption of partnership shares	(7,025,166)	(27,204,899)
Net cash provided by (used in) financing activities	(215,806)	(9,900,942)

Net Increase (Decrease) in Cash and Cash Equivalents	(787,850)	(12,332,749)

Cash and Cash Equivalents, beginning of period	8,597,603	19,904,157
Cash and Cash Equivalents, end of period	$7,809,753	$7,571,408

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2017 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008, DNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the Fund’s collateral holdings, less DNO’s expenses.

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

United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2017, DNO held short positions in 241 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

DNO commenced investment operations on September 24, 2009 and has a fiscal year ending on December 31. USCF is responsible for the management of DNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”) the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “ AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund and the REX S&P MLP Inverse Fund which are currently in registration and have not commenced operations, and the United States 3X Oil Fund and the United States 3X Short Oil Fund which were in registration as of June 30, 2017 and commenced operations on July 20, 2017. The funds that are series of the USCF Funds Trust are not included in the Related Public Funds.

DNO issues shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as its marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

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

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009 by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of June 30, 2017, DNO had registered a total of 25,000,000 shares.

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

In accordance with U.S. GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2017 and 2016, DNO did not incur any registration fees or other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER and USAG, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2017 and 2016, DNO incurred $767 and $1,755, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO’s audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $75,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses typically borne by DNO to the extent that such expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2017, USCF waived $41,004 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Total commissions accrued to brokers	$10,791	$38,640
Total commissions as an annualized percentage of average total net assets	0.21%	0.33%
Commissions accrued as a result of rebalancing	$9,788	$37,834
Percentage of commissions accrued as a result of rebalancing	90.71%	97.91%
Commissions accrued as a result of creation and redemption activity	$1,003	$806
Percentage of commissions accrued as a result of creation and redemption activity	9.29%	2.09%

The decrease in the total commissions accrued to brokers by DNO for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was a result of a lower number of futures contracts being held and traded.

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

DNO may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by DNO through June 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of DNO’s cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2017 and December 31, 2016, DNO held investments in money market funds in the amounts of $3,000,000 and $3,000,000, respectively. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2017 and December 31, 2016, DNO held cash deposits and investments in Treasuries in the amounts of $8,201,827 and $6,587,789, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO’s custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2017 (Unaudited)	For the six months ended June 30, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$61.96	$81.25
Total income (loss)	12.27	(13.26)
Net expenses	(0.25)	(0.31)
Net increase (decrease) in net asset value	12.02	(13.57)
Net asset value, end of period	$73.98	$67.68

Total Return	19.40%	(16.70)%

Ratios to Average Net Assets
Total income (loss)	19.95%	(17.99)%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.95%	0.74%
Expenses waived*	(0.80)%	(0.59)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	19.58%	(18.37)%

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

The following table summarizes the valuation of DNO’s securities at June 30, 2017 using the fair value hierarchy:

At June 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$7,488,518	$7,488,518	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(113,940)	(113,940)	—	—

During the six months ended June 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$6,794,517	$6,794,517	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(329,150)	(329,150)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$(113,940)	$(329,150)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2017		For the six months ended June 30, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$1,812,670		$(3,871,336)

	Change in unrealized gain (loss) on open contracts		$215,210		$(399,584)

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

Introduction

DNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of DNO is for the daily changes, in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes, in percentage terms, of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in the price of a specified short-term futures contract on WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on DNO’s collateral holdings, less DNO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2017, DNO held 241 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures. For the six months ended June 30, 2017, DNO did not exceed accountability levels on the NYMEX or ICE Futures, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and DNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2017, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect DNO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of DNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of DNO.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that DNO is authorized to engage in that may ultimately impact the ability of DNO to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If DNO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, DNO will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, DNO will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If DNO engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and potentially initial margin, beginning in September 2020.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. DNO may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact DNO if it were to engage in OTC swaps with non-U.S. persons.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2017. The price of the Benchmark Futures Contract started the period at $53.720 per barrel. The high of the period was on February 23, 2017 when the price reached $54.450 per barrel. The low of the period was on June 21, 2017 when the price dropped to $42.530 per barrel. The period ended with the Benchmark Futures Contract at $46.040 per barrel, down approximately (14.30)% over the period. DNO’s per share NAV began the period at $61.96 and ended the period at $73.98 on June 30, 2017, an increase of approximately 19.40% over the period. DNO’s per share NAV reached its high for the period on June 21, 2017 at $80.19 and reached its low for the period on January 6, 2017 at $61.58. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the increase in DNO’s per share NAV reflects the inverse of the decrease in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2017 contract and ended with the August 2017 contract. The decrease of approximately (14.30)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO’s Benchmark.”

During the six months ended June 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of June 30, 2017, DNO had issued 4,150,000 shares, 150,000 of which were outstanding. As of June 30, 2017, there were 20,850,000 shares registered but not yet issued.

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

As of June 30, 2017, DNO had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Average daily total net assets	$10,312,492	$23,527,023
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$28,406	$33,581
Annualized yield based on average daily total net assets	0.56%	0.29%
Management fee	$30,683	$70,195
Total fees and other expenses excluding management fees	$48,713	$86,747
Fees and expenses related to the registration or offering of additional shares	$–	$–
Total amount of expense waiver	$41,004	$69,157
Expenses before allowance for the expense waiver	$79,396	$156,942
Expenses after allowance for the expense waiver	$38,392	$87,785
Total commissions accrued to brokers	$10,791	$38,640
Total commissions as annualized percentage of average total net assets	0.21%	0.33%
Commissions accrued as a result of rebalancing	$9,788	$37,834
Percentage of commissions accrued as a result of rebalancing	90.71%	97.91%
Commissions accrued as a result of creation and redemption activity	$1,003	$806
Percentage of commissions accrued as a result of creation and redemption activity	9.29%	2.09%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the six months ended June 30, 2017.

The decrease in total fees and expenses excluding management fees for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was lower due to a decrease in certain operating expenses during the six months ended June 30, 2017.

The decrease in the total commissions accrued to brokers by DNO for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was a result of a lower number of futures contracts being held and traded.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Average daily total net assets	$11,178,530	$18,601,282
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$17,868	$16,153
Annualized approximate yield based on average daily total net assets	0.64%	0.35%
Management fee	$16,722	$27,749
Total fees and other expenses excluding management fees	$24,796	$35,403
Fees and expenses related to the registration or offering of additional shares	$–	$–
Total amount of the expense waiver	$20,585	$28,367
Expenses before allowance for the expense waiver	$41,518	$63,152
Expenses after allowance for the expense waiver	$20,933	$34,785
Total commissions accrued to brokers	$6,441	$11,059
Total commissions as annualized percentage of average total net assets	0.23%	0.24%
Commissions accrued as a result of rebalancing	$5,926	$10,064
Percentage of commissions accrued as a result of rebalancing	92.00%	91.00%
Commissions accrued as a result of creation and redemption activity	$515	$995
Percentage of commissions accrued as a result of creation and redemption activity	8.00%	9.00%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the three months ended June 30, 2017.

The decrease in total fees and expenses excluding management fees for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was lower due to a decrease in certain operating expenses during the three months ended June 30, 2017.

The decrease in the total commissions accrued to brokers by DNO for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was a result of a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2017, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.2500%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.2502%. The average daily difference was 0.0002% (or 0.02 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.0103%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to June 30, 2017, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.0441%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.0410%. The average daily difference was (0.0031)% (or (0.31) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.9066)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes for the last 30 valuation days ended June 30, 2017. The second graph measures monthly changes from June 30, 2012 through June 30, 2017.

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

For the six months ended June 30, 2017, the actual total return of DNO as measured by changes in its per share NAV was 19.40%. This is based on an initial per share NAV of $61.96 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $73.98. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $74.06 as of June 30, 2017, for a total return over the relevant time period of 19.53%. The difference between the actual per share NAV total return of DNO of 19.40% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 19.53% was an error over the time period of (0.13)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2016, the actual total return of DNO as measured by changes in its per share NAV was (16.70)%. This was based on an initial per share NAV of $81.25 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $67.68. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $67.81 as of June 30, 2016, for a total return over the relevant time period of (16.54)%. The difference between the actual per share NAV total return of DNO of (16.70)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (16.54)% was an error over the time period of (0.16)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact DNO’s ability to accurately inversely track its Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO’s attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2017. Interest payments, and any other income, were retained within the portfolio and added to DNO’s NAV. When this income exceeds the level of DNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by DNO will continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2017, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of crude oil for immediate delivery is $50 per barrel, and the value of a position in the near month futures contract is also $50. Over time, the price of crude oil will fluctuate based on a number of market factors, including demand for oil relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical barrels of crude oil, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

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

The chart below compares the daily price of the near month crude oil futures contract to the price of 13th month crude oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation), and at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading, started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries’ (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2016. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2017.

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

Crude Oil Market. During the six months ended June 30, 2017, crude oil prices were impacted by several factors. OPEC’s decision to cut production in late 2016 led to a recovery in prices through February of 2017. This spring saw increased concerns about the rapid and consistent response of increased U.S. shale oil production, concerns that OPEC was unable to mitigate when it voted to extend production quotas into 2018. Prices fell on these concerns through the end of the quarter. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April 2017, when it reached 535 million barrels, just shy of the all-time record set in 1929. U.S. inventory then began a seasonal decline that lasted through the remainder of the spring and into early summer. However, storage remained elevated relative to previous years. Additionally, demand for crude has been lower than more bullish forecasts, with U.S. gasoline demand for the summer driving season lower than expected. United States crude oil prices finished the second quarter of 2017 approximately (14.30)% lower than at the beginning of the year. Some data indicates that global inventories are falling and that meaningful declines (other than seasonal) should begin to become apparent in U.S. supply. However, should U.S. supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or a tapering of U.S. supply growth would likely have the opposite effect.

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

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2007 – June 30, 2017 *	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.472	0.439	0.097	0.462
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.392)	(0.330)	(0.048)	(0.376)
Global Equities (FTSE World Index)			1.000	0.514	0.483	0.147	0.519
Unleaded Gasoline				1.000	0.754	0.167	0.767
Diesel-Heating Oil					1.000	0.292	0.816
Natural Gas						1.000	0.310
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2017, movements of crude oil were neither strongly correlated nor inversely correlated with movements of large cap U.S. equities, U.S. Government bonds, global equities or natural gas and strongly correlated with movements of unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.250)	(0.224)	(0.249)	(0.076)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.132)	(0.314)	(0.395)	(0.307)
Global Equities (FTSE World Index)			1.000	(0.299)	(0.444)	(0.370)	(0.321)
Unleaded Gasoline				1.000	0.748	0.567	0.596
Diesel-Heating Oil					1.000	0.278	0.950
Natural Gas						1.000	0.141
Crude Oil							1.000

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

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from DNO’s investments in money market funds and Treasuries is paid to DNO. During the six months ended June 30, 2017, DNO’s expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2017, DNO used other assets to pay expenses, which could cause a decrease in DNO’s NAV over time. To the extent expenses exceed income, DNO’s NAV will be negatively impacted.

DNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2017, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of DNO by following various trading limitations and policies. In particular, DNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of DNO to limit its credit exposure. An FCM, when acting on behalf of DNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to DNO, all assets of DNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle DNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account DNO’s assets related to foreign Futures Contracts trading.

In the future, DNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2017, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $11,201,827 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should DNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2017, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO’s financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of June 30, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2017, DNO’s portfolio consisted of 241 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2017, DNO did not hold any short positions on the ICE Futures. For a list of DNO’s current holdings, please see DNO’s website at www.uscfinvestments.com.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

DNO is exposed to commodity price risk. In particular, DNO is exposed to crude oil price risk through its holdings of Futures Contracts, together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of Futures Contracts that DNO holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are expected to directly affect the value of DNO’s shares.

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

During the six month reporting period ended June 30, 2017, DNO limited its OTC activities to EFRP transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	DNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, DNO redeemed 1 basket (comprising 50,000 shares) during the second quarter of the year ended December 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/17 to 4/30/17	–	NA
5/1/17 to 5/31/17	–	NA
6/1/17 to 6/30/17	50,000	$76.83
Total	50,000

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Date: August 11, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 11, 2017

