Form 10-Q
period 2018-06-30
United States Short Oil Fund, LP
filed 2018-08-13
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-2939256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 200,000 outstanding shares as of August 9, 2018.

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $8,392,061 and $10,333,143, respectively) (Notes 2 and 5)	$8,392,061	$10,333,143
Equity in trading accounts:
Cash and cash equivalents (at cost $1,516,524 and $1,652,647, respectively)	1,516,524	1,652,647
Unrealized gain (loss) on open commodity futures contracts	(1,002,760)	(671,180)
Receivable from General Partner (Note 3)	37,710	84,752
Dividends receivable	5,340	2,566
Interest receivable	527	651
Directors' fees and insurance receivable	304	—

Total assets	$8,949,706	$11,402,579

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$4,887	$6,013
Professional fees payable	49,096	83,349
Brokerage commissions payable	702	702
Directors' fees and insurance payable	—	18
License fees payable	655	689

Total liabilities	55,340	90,771

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	8,894,366	11,311,808
Total Partners' Capital	8,894,366	11,311,808

Total liabilities and partners' capital	$8,949,706	$11,402,579

Limited Partners' shares outstanding	200,000	200,000
Net asset value per share	$44.47	$56.56
Market value per share	$44.33	$56.79

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2018 contracts, expiring July 2018*	$(7,895,240)	120	$(1,002,760)	(11.27)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$200,000	$199,966	2.25
1.56%, 7/12/2018	100,000	99,953	1.12
1.60%, 7/19/2018	200,000	199,841	2.25
1.61%, 7/26/2018	200,000	199,778	2.25
1.63%, 8/02/2018	200,000	199,712	2.25
1.71%, 8/09/2018	100,000	99,816	1.12
1.77%, 8/16/2018	200,000	199,551	2.24
1.82%, 8/23/2018	200,000	199,470	2.24
1.82%, 8/30/2018	200,000	199,398	2.24
1.85%, 9/06/2018	200,000	199,319	2.24
1.90%, 9/13/2018	200,000	199,225	2.24
1.92%, 9/20/2018	200,000	199,143	2.24
1.90%, 9/27/2018	200,000	199,082	2.24
1.87%, 10/04/2018	200,000	199,021	2.24
1.90%, 10/11/2018	200,000	198,935	2.24
1.97%, 10/18/2018	200,000	198,819	2.24
2.00%, 10/25/2018	200,000	198,724	2.23
2.00%, 11/01/2018	200,000	198,647	2.23
2.03%, 11/08/2018	200,000	198,552	2.23
2.05%, 11/15/2018	200,000	198,455	2.23
2.07%, 11/23/2018	200,000	198,349	2.23
2.05%, 11/29/2018	200,000	198,301	2.23
2.09%, 12/06/2018	300,000	297,275	3.34
2.06%, 12/13/2018	200,000	198,130	2.23
2.09%, 12/20/2018	200,000	198,022	2.23
2.07%, 12/27/2018	200,000	197,961	2.23
Total Treasury Obligations		5,073,445	57.05

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	1,915,000	1,915,000	21.53
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	11.24
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	11.24
Total Money Market Funds		3,915,000	44.01
Total Cash Equivalents		$8,988,445	101.06

*	Collateral amounted to $1,516,524 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(1,045,010)	$1,219,130	$(2,121,540)	$1,812,670
Change in unrealized gain (loss) on open futures contracts	(417,330)	38,530	(331,580)	215,210
Dividend income	16,704	5,165	29,417	7,958
Interest income*	23,358	12,703	44,643	20,448
ETF transaction fees	—	700	—	1,400

Total income (loss)	(1,422,278)	1,276,228	(2,379,060)	2,057,686

Expenses
General Partner management fees (Note 3)	14,737	16,722	30,700	30,683
Professional fees	14,867	17,429	35,882	36,181
Brokerage commissions	3,674	6,441	7,821	10,791
Directors' fees and insurance	431	508	921	974
License fees	369	418	768	767

Total expenses	34,078	41,518	76,092	79,396

Expense waiver (Note 3)	(15,666)	(20,585)	(37,710)	(41,004)

Net expenses	18,412	20,933	38,382	38,392

Net income (loss)	$(1,440,690)	$1,255,295	$(2,417,442)	$2,019,294
Net income (loss) per limited partnership share	$(7.21)	$6.75	$(12.09)	$12.02
Net income (loss) per weighted average limited partnership share	$(7.20)	$7.96	$(12.09)	$13.31
Weighted average limited partnership shares outstanding	200,000	157,692	200,000	151,657

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

4

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$11,311,808	$11,311,808
Net income (loss)	—	(2,417,442)	(2,417,442)

Balances, at June 30, 2018	$—	$8,894,366	$8,894,366

Net Asset Value Per Share:
At December 31, 2017			$56.56
At June 30, 2018			$44.47

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six months ended June 30, 2018	Six months ended June 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(2,417,442)	$2,019,294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	331,580	(215,210)
(Increase) decrease in receivable from General Partner	47,042	88,078
(Increase) decrease in dividends receivable	(2,774)	(1,040)
(Increase) decrease in interest receivable	124	—
(Increase) decrease in directors' fees and insurance receivable	(304)	(569)
Increase (decrease) in General Partner management fees payable	(1,126)	1,610
Increase (decrease) in professional fees payable	(34,253)	(61,987)
Increase (decrease) in brokerage commissions payable	—	(240)
Increase (decrease) in directors' fees and insurance payable	(18)	—
Increase (decrease) in license fees payable	(34)	(92)
Net cash provided by (used in) operating activities	(2,077,205)	1,829,844

Cash Flows from Financing Activities:
Addition of partnership shares	—	6,809,360
Redemption of partnership shares	—	(7,025,166)
Net cash provided by (used in) financing activities	—	(215,806)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,077,205)	1,614,038

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	11,985,790	9,587,789
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$9,908,585	$11,201,827

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$8,392,061	$7,809,753
Equity in Trading Accounts:
Cash and Cash Equivalents	1,516,524	3,392,074
Total Cash, Cash Equivalents and Equity in Trading Accounts	$9,908,585	$11,201,827

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of DNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). DNO accomplishes its objective through investments in short positions in futures contracts for WTI light, sweet crude oil and other types of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2018, DNO held short positions in 120 WTI Crude Oil Futures CL Contracts traded on the NYMEX and did not hold short positions on the ICE Futures.

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

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As of June 30, 2018, DNO had registered a total of 25,000,000 shares.

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

In accordance with U.S. GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2014. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

DNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2018 and 2017, DNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

DNO is responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $1,800 for DNO and, in the aggregate for DNO and the Related Public Funds, $536,200.

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2018 and 2017, DNO incurred $768 and $767, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO's audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $70,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO pays all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by DNO, where expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2018, USCF waived $37,710 of DNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Total commissions accrued to brokers	$7,821	$10,791
Total commissions as annualized percentage of average total net assets	0.15%	0.21%
Commissions accrued as a result of rebalancing	$7,821	$9,788
Percentage of commissions accrued as a result of rebalancing	100.00%	90.71%
Commissions accrued as a result of creation and redemption activity	$—	$1,003
Percentage of commissions accrued as a result of creation and redemption activity	—%	9.29%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

All of the futures contracts held by DNO through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if DNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of DNO's cash in money market funds that seek to maintain a stable per share NAV. DNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018 and December 31, 2017, DNO held investments in money market funds in the amounts of $3,915,000 and $3,000,000, respectively. DNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, DNO held cash deposits and investments in Treasuries in the amounts of $5,993,585 and $8,985,790, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should DNO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2018 (Unaudited)	For the six months ended June 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.56	$61.96
Total income (loss)	(11.90)	12.27
Net expenses	(0.19)	(0.25)
Net increase (decrease) in net asset value	(12.09)	12.02
Net asset value, end of period	$44.47	$73.98

Total Return	(21.38)%	19.40%

Ratios to Average Net Assets
Total income (loss)	(23.06)%	19.95%
Management fees*	0.60%	0.60%
Total expenses excluding management fees*	0.89%	0.95%
Expenses waived*	(0.74)%	(0.80)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(23.43)%	19.58%

*	Annualized.

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

The following table summarizes the valuation of DNO’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$8,988,445	$8,988,445	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,002,760)	(1,002,760)	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of DNO’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$8,081,817	$8,081,817	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(671,180)	(671,180)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(1,002,760)	$(671,180)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2018		For the six months ended June 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(2,121,540)		$1,812,670

	Change in unrealized gain (loss) on open positions		$(331,580)		$215,210

NOTE 8 — SUBSEQUENT EVENTS

DNO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If DNO and the Related Public Funds exceed these accountability levels for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor DNO’s and the Related Public Funds’ exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of DNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, DNO could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2018, DNO held short positions in 120 WTI Crude Oil Futures CL Contracts traded on the NYMEX and DNO did not hold short positions on the ICE Futures Contracts. For the six months ended June 30, 2018, DNO did not exceed accountability levels on the NYMEX or ICE Futures, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by the NYMEX and DNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that DNO will run up against such position limits because DNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2018, DNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as DNO. A portion of DNO's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. DNO does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if DNO invests in other types of MMFs besides government MMFs in the future, DNO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2018. The price of the Benchmark Futures Contract started the period at $60.42 per barrel. The high of the period was on June 29, 2018 when the price reached $74.15 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. The period ended with the Benchmark Futures Contract at $74.15 per barrel, an increase of approximately 22.72% over the period. DNO’s per share NAV began the period at $56.56 and ended the period at $44.47 on June 30, 2018, a decrease of approximately (21.38)% over the period. DNO’s per share NAV reached its high for the period on February 9, 2018 at $57.38 and reached its low for the period on June 29, 2018 at $44.47. Since DNO’s investment objective is to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2018 contracts and ended with the August 2018 contracts. The increase of approximately 22.72% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO's Benchmark.”

During the six months ended June 30, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As of June 30, 2018, DNO had issued 4,200,000 shares, 200,000 of which were outstanding. As of June 30, 2018, there were 20,800,000 shares registered but not yet issued.

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

As of June 30, 2018, DNO had the following Authorized Participants: BNP Paribas Prime Brokerage, Inc., BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Average daily total net assets	$10,318,154	$10,312,492
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$74,060	$28,406
Annualized yield based on average daily total net assets	1.45%	0.56%
Management fee	$30,700	$30,683
Total fees and other expenses excluding management fees	$45,392	$48,713
Total amount of the expense waiver	$37,710	$41,004
Expenses before allowance for the expense waiver	$76,092	$79,396
Expenses after allowance for the expense waiver	$38,382	$38,392
Total commissions accrued to brokers	$7,821	$10,791
Total commissions as annualized percentage of average total net assets	0.15%	0.21%
Commissions accrued as a result of rebalancing	$7,821	$9,788
Percentage of commissions accrued as a result of rebalancing	100.00%	90.71%
Commissions accrued as a result of creation and redemption activity	$—	$1,003
Percentage of commissions accrued as a result of creation and redemption activity	—%	9.29%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was due primarily to a decrease in total commissions accrued to brokers.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Average daily total net assets	$9,851,563	$11,178,530
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$40,062	$17,868
Annualized yield based on average daily total net assets	1.63%	0.64%
Management fee	$14,737	$16,722
Total fees and other expenses excluding management fees	$19,341	$24,796
Total amount of the expense waiver	$15,666	$20,585
Expenses before allowance for the expense waiver	$34,078	$41,518
Expenses after allowance for the expense waiver	$18,412	$20,933
Total commissions accrued to brokers	$3,674	$6,441
Total commissions as annualized percentage of average total net assets	0.15%	0.23%
Commissions accrued as a result of rebalancing	$3,674	$5,926
Percentage of commissions accrued as a result of rebalancing	100.00%	92.00%
Commissions accrued as a result of creation and redemption activity	$—	$515
Percentage of commissions accrued as a result of creation and redemption activity	—%	8.00%

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

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 was due primarily to DNO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended June 30, 2018, the inverse of the simple average daily change in the Benchmark Futures Contract was (0.138)%, while the simple average daily change in the per share NAV of DNO over the same time period was (0.135)%. The average daily difference was 0.003% (or 0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.515%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of DNO’s shares to the public on September 24, 2009 to June 30, 2018, the inverse of the simple average daily change in the Benchmark Futures Contract was 0.017%, while the simple average daily change in the per share NAV of DNO over the same time period was 0.015%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the inverse of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.732)%, meaning that over this time period DNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in DNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

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

For the six months ended June 30, 2018, the actual total return of DNO as measured by changes in its per share NAV was (21.38)%. This is based on an initial per share NAV of $56.56 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $44.47. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $44.31 as of June 30, 2018, for a total return over the relevant time period of (21.66)%. The difference between the actual per share NAV total return of DNO of (21.38)% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of (21.66)% was an error over the time period of 0.28%, which is to say that DNO’s actual total return outperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of DNO to track slightly lower or higher than the inverse of the daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2017, the actual total return of DNO as measured by changes in its per share NAV was 19.40%. This was based on an initial per share NAV of $61.96 as of December 31, 2016 and an ending per share NAV as of June 30, 2017 of $73.98. During this time period, DNO made no distributions to its shareholders. However, if DNO’s daily changes in its per share NAV had instead exactly inversely tracked the changes in the daily total return of the Benchmark Futures Contract, DNO would have had an estimated per share NAV of $74.06 as of June 30, 2017, for a total return over the relevant time period of 19.53%. The difference between the actual per share NAV total return of DNO of 19.40% and the expected total return based on the inverse of changes in the daily return of the Benchmark Futures Contract of 19.53% was an error over the time period of (0.13)%, which is to say that DNO’s actual total return underperformed the inverse of the benchmark result by that percentage. DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact DNO's ability to accurately inversely track Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO's attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. DNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to DNO's NAV. When this income exceeds the level of DNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by DNO may continue to be higher than interest earned by DNO. As such, USCF anticipates that DNO may underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by DNO.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract's total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2018, DNO did not hold any Other Crude Oil-Related Investments. If DNO increases in size, and due to its obligations to comply with regulatory limits, DNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries ("OPEC") decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2017. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2018.

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

Crude Oil Market. During the six months ended June 30, 2018, crude oil prices traded in a range between $59.03 to $74.15. Crude continued a bull-run that began in June of 2017 and is up 61.06% over the past year. Crude has returned more than 90% since multi year lows were reached in early 2016. As of quarter-end, U.S. crude storage was 17% lower than a year ago, and near 22% below the near-all-time high set last year. Storage has also fallen below the five-year average level. During the second quarter of 2018, bullish sentiment was driven by ongoing OPEC restraint, which was exacerbated by unintentionally high compliance. Enthusiasm was not even curtailed by U.S. crude oil production reaching a record 10.9 million barrels per day. As the second quarter drew to a close, OPEC agreed to bring compliance back down to 100% (essentially meaning Saudi Arabia agreed to pump more oil to tamp down on runaway prices which could have continued to accelerate as a result of sanctions on Iran and the ongoing disaster in Venezuela). A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between June 30, 2008 and June 30, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix June 30, 2008 – June 30, 2018*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.249)	0.966	0.458	0.478	0.127	0.507
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.220)	(0.323)	(0.325)	(0.027)	(0.381)
Global Equities (FTSE World Index)			1.000	0.491	0.507	0.152	0.547
Unleaded Gasoline				1.000	0.723	0.135	0.691
Diesel-Heating Oil					1.000	0.236	0.802
Natural Gas						1.000	0.234
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2018, movements of crude oil displayed moderate correlation with large cap U.S. equities, global equities and diesel-heating oil and limited negative correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Correlation Matrix 12 Months ended June 30, 2018*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Unleaded Gasoline	Diesel- Heating Oil	Natural Gas	Crude Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.343)	0.945	(0.042)	0.167	0.291	0.465
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.407)	0.592	0.415	0.379	(0.337)
Global Equities (FTSE World Index)			1.000	0.029	0.339	0.168	0.601
Unleaded Gasoline				1.000	0.510	0.309	(0.133)
Diesel-Heating Oil					1.000	0.129	0.517
Natural Gas						1.000	(0.175)
Crude Oil							1.000

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

DNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. DNO has allocated substantially all of its net assets to trading in Crude Oil Interests. DNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of DNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in DNO's account at its custodian bank and in Treasuries at the FCM. Income received from DNO's investments in money market funds and Treasuries is paid to DNO. During the six months ended June 30, 2018, DNO's expenses exceeded the income DNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2018, DNO used other assets to pay expenses, which could cause a decrease in DNO's NAV over time. To the extent expenses exceed income, DNO's NAV will be negatively impacted.

DNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent DNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2018, DNO did not purchase or liquidate any of its positions while daily limits were in effect; however, DNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2018, DNO held cash deposits and investments in Treasuries and money market funds in the amount of $9,908,585 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should DNO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO's financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of June 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2018, DNO's portfolio consisted of 120 short positions in WTI Crude Oil Futures CL Contracts traded on the NYMEX. As of June 30, 2018, DNO did not hold short positions traded on the ICE Futures. For a list of DNO's current holdings, please see DNO's website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2018, DNO limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	DNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, DNO did not redeem any baskets during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	—	NA
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	—

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

Date: August 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2018

