Form 10-Q
period 2018-09-30
United States Short Oil Fund, LP
filed 2018-11-13
CIK 1439567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34371

United States Short Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	26-2939256
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 0 outstanding shares as of September 30, 2018.

UNITED STATES SHORT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Short Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018 (In Liquidation)*	December 31, 2017
Assets
Cash and cash equivalents (at cost $— and $10,333,143, respectively) (Notes 2 and 5)	$—	$10,333,143
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $1,652,647, respectively)	—	1,652,647
Unrealized gain (loss) on open commodity futures contracts	—	(671,180)
Receivable from General Partner (Note 3)	—	84,752
Dividends receivable	—	2,566
Interest receivable	—	651

Total assets	$—	$11,402,579

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$—	$6,013
Professional fees payable	—	83,349
Brokerage commissions payable	—	702
Directors' fees and insurance payable	—	18
License fees payable	—	689

Total liabilities	—	90,771

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	—	11,311,808
Total Partners' Capital	—	11,311,808

Total liabilities and partners' capital	$—	$11,402,579

Limited Partners' shares outstanding	—	200,000
Net asset value per share	$—	$56.56
Market value per share	$—	$56.79

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30, 2018 (In Liquidation)*	Three months ended September 30, 2017	Nine months ended September 30, 2018 (In Liquidation)*	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(675,540)	$(784,566)	$(2,797,080)	$1,028,104
Change in unrealized gain (loss) on open futures contracts	1,002,760	(415,820)	671,180	(200,610)
Realized gain (loss) on short-term investments	(133)	—	(133)	—
Dividend income	11,836	6,730	41,253	14,688
Interest income**	18,004	19,451	62,647	39,899
ETF transaction fees	350	—	350	1,400

Total income (loss)	357,277	(1,174,205)	(2,021,783)	883,481

Expenses
General Partner management fees (Note 3)	10,328	16,049	41,028	46,732
Professional fees	6,017	15,912	41,899	52,093
Brokerage commissions	2,551	5,493	10,372	16,284
Directors' fees and insurance	319	525	1,240	1,499
License fees	258	401	1,026	1,168

Total expenses	19,473	38,380	95,565	117,776

Expense waiver (Note 3)	(6,248)	(18,357)	(43,958)	(59,361)

Net expenses	13,225	20,023	51,607	58,415

Net income (loss)	$344,052	$(1,194,228)	$(2,073,390)	$825,066
Net income (loss) per limited partnership share	$(44.47)	$(7.96)	$(56.56)	$4.06
Net income (loss) per weighted average limited partnership share	$1.73	$(7.96)	$(10.38)	$5.46
Weighted average limited partnership shares outstanding	199,265	150,000	199,799	151,099

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Short Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2018 (In Liquidation)*

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$11,311,808	$11,311,808
Redemption of 200,000 partnership shares	—	(9,238,418)	(9,238,418)
Net income (loss)	—	(2,073,390)	(2,073,390)

Balances, at September 30, 2018*	$—	$—	$—

Net Asset Value Per Share:
At December 31, 2017			$56.56
At September 30, 2018			$—

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements

United States Short Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30, 2018 (In Liquidation)*	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$(2,073,390)	$825,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(671,180)	200,610
(Increase) decrease in receivable from General Partner	84,752	69,721
(Increase) decrease in dividends receivable	2,566	(1,338)
(Increase) decrease in interest receivable	651	(1,409)
(Increase) decrease in directors' fees and insurance receivable	—	(260)
Increase (decrease) in General Partner management fees payable	(6,013)	265
Increase (decrease) in professional fees payable	(83,349)	(25,822)
Increase (decrease) in brokerage commissions payable	(702)	(240)
Increase (decrease) in directors' fees and insurance payable	(18)	—
Increase (decrease) in license fees payable	(689)	(107)
Net cash provided by (used in) operating activities	(2,747,372)	1,066,486

Cash Flows from Financing Activities:
Addition of partnership shares	—	6,809,360
Redemption of partnership shares	(9,238,418)	(7,025,166)
Net cash provided by (used in) financing activities	(9,238,418)	(215,806)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,985,790)	850,680

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	11,985,790	9,587,789
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$—	$10,438,469

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$—	$7,630,424
Equity in Trading Accounts:
Cash and Cash Equivalents	—	2,808,045
Total Cash, Cash Equivalents and Equity in Trading Accounts	$—	$10,438,469

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

See accompanying notes to condensed financial statements

United States Short Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Short Oil Fund, LP (“DNO”) was organized as a limited partnership under the laws of the state of Delaware on June 30, 2008. DNO is a commodity pool that issued limited partnership shares (“shares”) that were purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). DNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of DNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes in percentage terms of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes in the price of the futures contract for WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the Fund’s collateral holdings, less DNO’s expenses.

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

On August 7, 2018, the board of directors of United States Commodity Funds LLC (“USCF”), the general partner of DNO, determined that DNO could not continue its business and operations in an economically efficient manner due to DNO’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of DNO together with a plan of liquidation for DNO. DNO filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release, the DNO plan of liquidation and a copy of the notice of required withdrawal from the limited partnership sent to shareholders. DNO also filed a prospectus supplement with the U.S. Securities and Exchange Commission (the "SEC") dated August 8, 2018 that is available on USCF’s website at www.uscfinvestments.com.

On September 6, 2018, DNO began the process of liquidating its portfolio. As of the close of regular trading on the NYSE Arca, Inc. (“NYSE Arca”), on September 6, 2018, DNO ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of DNO on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, DNO filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of DNO. The liquidation date for DNO was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of DNO on or about September 13, 2018.

For U.S. federal income tax purposes, these distributions were treated as liquidating distributions and shareholders recognized gain or loss based on the difference between the amount of cash received as part of the liquidating distribution and their adjusted basis in their shares (taking into account all allocations of income, gain, loss, or deduction for the year of liquidation). Items of income, gain, loss, or deduction recognized as a result of the liquidation of DNO’s portfolio were allocated for U.S. federal tax purposes to the shareholders. Any other items of income, gain, loss, or deduction not attributable to the liquidation of DNO’s portfolio were allocated for U.S. federal income tax purposes in accordance with DNO’s general allocation conventions. For further information concerning the U.S. federal income tax consequences of acquiring, holding, and disposing of shares, please review the section titled “U.S. Federal Income Tax Considerations” in the Prospectus. In addition, shareholders are encouraged to consult their own tax advisors concerning the impact of the liquidation of DNO in light of their own unique circumstances.

Notice was given to the limited partners of DNO (as such term is defined under DNO’s respective Third Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017) that effective as of 5:00 p.m. (prevailing Eastern Time) on September 13, 2018, each of the limited partners withdrew entirely from DNO, respectively, without further action. The effect of the withdrawal of all the limited partners of DNO was dissolution of DNO.

On August 7, 2018, the Board of Directors of USCF also authorized and approved the closing and liquidation for each of USAG and UHN together with a plan of liquidation for each of USAG and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC (as defined below) that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com. The liquidation date for each of USAG and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of USAG and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USAG and UHN.

DNO issued shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket was based upon the NAV of a share calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received. As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares.

In addition, Authorized Participants paid DNO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares were purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange were not purchased or sold at the per share NAV of DNO but rather at market prices quoted on such exchange.

In September 2009, DNO initially registered 25,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO”. On that day, DNO established its initial per share NAV by setting the price at $50 and issued 200,000 shares in exchange for $10,000,000. DNO also commenced investment operations on September 24, 2009, by taking short positions in Futures Contracts traded on the NYMEX based on WTI light, sweet crude oil. As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares and terminated the offering of registered and unsold shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. DNO earned income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

DNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, DNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. DNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. DNO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in DNO recording a tax liability that reduces net assets. However, DNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. DNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares.

DNO received or paid the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in DNO's condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants paid DNO a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of DNO in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

DNO's per share NAV was calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. DNO used the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares were borne by DNO. These costs included registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs were accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

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

NOTE 3 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of DNO in accordance with the objectives and policies of DNO. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to DNO. For these services, DNO was contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.60% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

DNO paid all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2018 and 2017, DNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

DNO was responsible for paying its portion of the directors’ and officers’ liability insurance for DNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of DNO and the Related Public Funds. DNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $1,800 for DNO and, in the aggregate for DNO and the Related Public Funds, $536,200.

Licensing Fees

As discussed in Note 4 below, DNO entered into a licensing agreement with the NYMEX on May 22, 2009, as amended on October 20, 2011. Pursuant to the agreement, DNO and the Related Public Funds, other than BNO, USCI, CPER, USOU and USOD, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2018 and 2017, DNO incurred $1,026 and $1,168, respectively, under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with DNO's audit expenses and tax accounting and reporting requirements are paid by DNO. These costs are estimated to be $70,000 for the year ending December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, DNO paid all brokerage fees and other expenses in connection with the operation of DNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by DNO, where expenses exceed 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2018, USCF waived $43,958 of DNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

DNO was party to a marketing agent agreement, dated as of June 8, 2009, as amended from time to time and terminated as of September 12, 2018, with the Marketing Agent and USCF, whereby the Marketing Agent provided certain marketing services for DNO as outlined in the agreement. The fee of the Marketing Agent, which was borne by USCF, is equal to 0.06% on DNO's assets up to $3 billion and 0.04% on DNO's assets in excess of $3 billion. In no event could the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of DNO's offering.

The above fee did not include website construction and development, which are also borne by USCF.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, DNO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as DNO's FCM effective October 10, 2013. The agreement with RBC required it to provide services to DNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may have been purchased and sold by or through RBC Capital for DNO's account. In accordance with the agreement, RBC Capital charged DNO commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees included those incurred when purchasing Futures Contracts and options on Futures Contracts when DNO issued shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when DNO redeemed shares as a result of a Redemption Basket. Such fees were also incurred when Futures Contracts and options on Futures Contracts were purchased or redeemed for the purpose of rebalancing the portfolio. DNO also incurred commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the nine months ended September 30, 2018 (In Liquidation)*	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$10,372	$16,284
Total commissions as annualized percentage of average total net assets	0.15%	0.21%
Commissions accrued as a result of rebalancing	$10,266	$15,281
Percentage of commissions accrued as a result of rebalancing	98.98%	93.84%
Commissions accrued as a result of creation and redemption activity	$106	$1,003
Percentage of commissions accrued as a result of creation and redemption activity	1.02%	6.16%

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of crude oil futures contracts being held and traded.

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

NOTE 5 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

DNO engaged in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). DNO was exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

DNO entered into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflected the extent of the total exposure DNO had in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, if DNO had entered into non-exchange traded contracts, it could have been subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. DNO had credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, DNO bore the risk of financial failure by the clearing broker.

DNO's cash and other property, such as Treasuries, deposited with an FCM were considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may have been limited to a pro rata share of segregated funds available. It is possible that the recovered amount could have been less than the total of cash and other property deposited. The insolvency of an FCM could have resulted in the complete loss of DNO's assets posted with that FCM; however, the majority of DNO's assets are held in investments in Treasuries, cash and/or cash equivalents with DNO's custodian and would not have been impacted by the insolvency of an FCM. The failure or insolvency of DNO's custodian, however, could have resulted in a substantial loss of DNO's assets.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, DNO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, DNO paid or received a premium at the outset and then bore the risk of unfavorable changes in the price of the contract underlying the option.

DNO's policy was to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, DNO had a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by DNO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2018 (In Liquidation)* (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$56.56	$61.96
Total income (loss)	(9.76)	4.45
Net expenses	(0.26)	(0.39)
Net increase (decrease) in net asset value	(10.02)	4.06
Net asset value, end of period	$46.54 **	$66.02

Total Return	(17.72)%	6.55%

Ratios to Average Net Assets
Total income (loss)	(20.17)%	8.48%
Management fees***	0.60%	0.60%
Total expenses excluding management fees***	0.80%	0.91%
Expenses waived***	(0.65)%	(0.76)%
Net expenses excluding management fees***	0.15%	0.15%
Net income (loss)	(20.69)%	7.92%

*      DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

**    Net asset value as of September 6, 2018.

***  Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from DNO

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no information available as of September 30, 2018.

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018 (In Liquidation)*	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$—	$(671,180)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2018 (In Liquidation)*		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(2,797,080)		$1,028,104

	Change in unrealized gain (loss) on open positions		$671,180		$(200,610)

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

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

Introduction

DNO, a Delaware limited partnership, is a commodity pool that issued shares that were purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of DNO was for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to inversely reflect the daily changes, in percentage terms, of the spot price of West Texas Intermediate (“WTI”) light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the daily changes, in the price of a specified short-term futures contract on WTI light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on DNO’s collateral holdings, less DNO’s expenses. “Near month contract” means the next contract traded on the NYMEX due to expire. “Next month contract” means the first contract traded on the NYMEX due to expire after the near month contract.

DNO’s investment objective was not for its NAV or market price of shares to equal, in dollar terms, the inverse of the spot price of WTI light, sweet crude oil or any particular futures contract based on WTI light, sweet crude oil, nor was DNO’s investment objective for the percentage change in its NAV to reflect the inverse of the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of DNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in short positions in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

DNO invested in short positions in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the NYMEX, ICE Futures Exchange (“ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”). DNO might take short positions in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

On August 7, 2018, the board of directors of USCF, the general partner of DNO, determined that DNO could not continue its business and operations in an economically efficient manner due to DNO’s inability to attract sufficient assets, thereby hindering its ability to operate efficiently. On that date, the Board of Directors of USCF also authorized and approved the closing and liquidation of DNO together with a plan of liquidation for DNO. DNO filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit a press release, the DNO plan of liquidation and a copy of the notice of required withdrawal from the limited partnership sent to shareholders. DNO also filed a prospectus supplement with the SEC dated August 8, 2018 that is available on USCF’s website at www.uscfinvestments.com.

On September 6, 2018, DNO began the process of liquidating its portfolio. As of the close of regular trading on the NYSE Arca, on September 6, 2018, DNO ceased accepting orders for Creation Baskets and Redemption Baskets from authorized participants. Trading in the shares of DNO on the NYSE Arca was suspended prior to the open of the market on September 7, 2018. On September 7, 2018, DNO filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of DNO. The liquidation date for DNO was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of DNO on or about September 13, 2018.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund was not a Covered Swap Entity under the Final Margin Rules, but it was a financial end-user. Accordingly, the Fund was subject to the variation margin requirements of the Final Margin Rules. However, the Fund did not have material swaps exposure and, accordingly, the Fund would not have been subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if DNO had entered into an interest rate or index-based credit default swap that was subject to these requirements, such swap would have been required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could have required DNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by the FCM.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, DNO may be subject to non-U.S. derivatives laws and regulations if it engaged in futures and/or swap transactions with non-U.S. persons. For example, DNO may be impacted by European laws and regulations to the extent that it engaged in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as DNO. A portion of DNO's assets that were not used for margin or collateral in the Futures Contracts were invested in government MMFs. DNO did not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if DNO invested in other types of MMFs besides government MMFs, DNO could have been negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2018. The price of the Benchmark Futures Contract started the period at $60.42 per barrel. The high of the period was on June 29, 2018 when the price reached $74.15 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. On September 6, 2018, the date on which DNO began the process of liquidation, the Benchmark Futures Contract was at $67.77 per barrel, an increase of approximately 12.16% over the period from the beginning of the year through September 6. DNO’s per share NAV began the period at $56.56 and ended the period at $46.54 on September 6, 2018, a decrease of approximately 17.72% over the period. DNO’s per share NAV reached its high for the period on February 9, 2018 at $57.38 and reached its low for the period on July 10, 2018 at $44.33. Since DNO’s investment objective was to track the inverse of the daily changes in the price of the Benchmark Futures Contract, the decrease in DNO’s per share NAV reflects the inverse of the increase in the price of the Benchmark Futures Contract. The Benchmark Futures Contract prices listed above began with the February 2018 contracts. The increase of approximately 12.16% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that DNO seeks to track, which are more fully described below in the section titled “Tracking DNO's Benchmark.”

During the nine months ended September 30, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of DNO’s shares was calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. DNO’s administrator used the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculated or determined the value of all other DNO investments, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations. On September 24, 2009, DNO listed its shares on the NYSE Arca under the ticker symbol “DNO.” On that day, DNO established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash.

Since its initial offering of 25,000,000 shares, DNO has not registered any subsequent offerings of its shares. As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares.

For the Nine Months Ended September 30, 2018 (In Liquidation)* Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30, 2018 (In Liquidation)*	For the nine months ended September 30, 2017
Average daily total net assets	$10,023,511	$10,413,397
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$103,900	$54,587
Annualized yield based on average daily total net assets	1.52%	0.70%
Management fee	$41,028	$46,732
Total fees and other expenses excluding management fees	$54,537	$71,044
Total amount of the expense waiver	$43,958	$59,361
Expenses before allowance for the expense waiver	$95,565	$117,776
Expenses after allowance for the expense waiver	$51,607	$58,415
Total commissions accrued to brokers	$10,372	$16,284
Total commissions as annualized percentage of average total net assets	0.15%	0.21%
Commissions accrued as a result of rebalancing	$10,266	$15,281
Percentage of commissions accrued as a result of rebalancing	98.98%	93.84%
Commissions accrued as a result of creation and redemption activity	$106	$1,003
Percentage of commissions accrued as a result of creation and redemption activity	1.02%	6.16%

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

Portfolio Expenses. DNO’s expenses consisted of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that DNO paid to USCF was calculated as a percentage of the total net assets of DNO. The fee was accrued daily and paid monthly.

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to DNO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2018 (In Liquidation)* Compared to the Three Months Ended September 30, 2017

	For the three months ended September 30, 2018 (In Liquidation)*	For the three months ended September 30, 2017
Average daily total net assets	$9,239,241	$10,611,915
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$29,840	$26,181
Annualized yield based on average daily total net assets	1.73%	0.98%
Management fee	$10,328	$16,049
Total fees and other expenses excluding management fees	$9,145	$22,331
Total amount of the expense waiver	$6,248	$18,357
Expenses before allowance for the expense waiver	$19,473	$38,380
Expenses after allowance for the expense waiver	$13,225	$20,023
Total commissions accrued to brokers	$2,551	$5,493
Total commissions as annualized percentage of average total net assets	0.15%	0.21%
Commissions accrued as a result of rebalancing	$2,445	$5,493
Percentage of commissions accrued as a result of rebalancing	95.84%	100.00%
Commissions accrued as a result of creation and redemption activity	$106	$—
Percentage of commissions accrued as a result of creation and redemption activity	4.16%	—%

* DNO ceased trading on the NYSE Arca on September 7, 2018 and the Fund's liquidation date was September 12, 2018.

Portfolio Expenses. DNO’s expenses have consisted of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that DNO paid to USCF was calculated as a percentage of the total net assets of DNO. The fee was accrued daily and paid monthly.

Average interest rates earned on short-term investments held by DNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by DNO as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to DNO’s smaller size as measured by total net assets.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

Tracking DNO's Benchmark

As noted above, as of the filing of this quarterly report on Form 10-Q, DNO is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no performance information available as of September 30, 2018.

There are three factors that have impacted or were most likely to impact DNO's ability to accurately inversely track Benchmark Futures Contract.

First, DNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which DNO executes the trade. In that case, DNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of DNO to either be too high or too low relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for DNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact DNO's attempt to inversely track the Benchmark Futures Contract over time.

Second, DNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of DNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, DNO earns dividend and interest income on its cash, cash equivalents and Treasuries. Interest payments, and any other income, were retained within the portfolio and added to DNO's NAV. When this income exceeds the level of DNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), DNO will realize a net yield that will tend to cause daily changes in the per share NAV of DNO to track slightly higher than the inverse of daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the inverse of the daily returns of the Benchmark Futures Contract.

Third, DNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the inverse of the Benchmark Futures Contract's total return movements. In that case, the error in tracking the inverse of the Benchmark Futures Contract could result in daily changes in the per share NAV of DNO that are either too high, or too low, relative to the inverse of the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2018, DNO did not hold any Other Crude Oil-Related Investments.

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

Liquidity and Capital Resources

DNO has not made use of borrowings or other lines of credit to meet its obligations. DNO has met its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. DNO's liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

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

Market Risk

Trading in Futures Contracts and Other Crude Oil-Related Investments, such as forwards, involves entering into contractual commitments to purchase or sell crude oil at a specified date in the future. The aggregate market value of the contracts could have significantly exceeded DNO's future cash requirements since DNO intended to close out its open positions prior to settlement. As a result, DNO was generally only subject to the risk of loss arising from the change in value of the contracts. DNO considered the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with DNO's commitments to purchase crude oil was limited to the aggregate market value of the contracts held. However, should DNO have entered into a contractual commitment to sell crude oil, it would have been required to make delivery of the crude oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of crude oil, the market risk to DNO could be unlimited.

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

Credit Risk

When DNO entered into Futures Contracts and Other Crude Oil-Related Investments, it was exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the Futures Exchanges and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. DNO was not a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to DNO in such circumstances.

USCF attempted to manage the credit risk of DNO by following various trading limitations and policies. In particular, DNO generally posted margin and/or held liquid assets that were approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it held. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of DNO to limit its credit exposure. An FCM, when acting on behalf of DNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to DNO, all assets of DNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle DNO's assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account DNO's assets related to foreign Futures Contracts trading.

Off Balance Sheet Financing

As of September 30, 2018, DNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of DNO. While DNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on DNO's financial position.

European Sovereign Debt

DNO had no direct exposure to European sovereign debt as of September 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, DNO required liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” DNO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

Contractual Obligations

DNO's primary contractual obligations were with USCF. In return for its services, USCF was entitled to a management fee calculated daily and paid monthly as a fixed percentage of DNO's NAV, currently 0.60% of NAV on its average daily total net assets.

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

USCF paid the fees of the Marketing Agent and pays the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of DNO's condensed financial statements and its SEC, NFA and CFTC reports. USCF and DNO also entered into a licensing agreement with the NYMEX pursuant to which DNO and the Related Public Funds, other than BNO, USCI, CPER, USAG, USOU and USOD, pay a licensing fee to the NYMEX. DNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by DNO to the extent that such expenses exceeded 0.15% (15 basis points) of DNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, DNO paid its brokerage fees (including fees to an FCM), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of DNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. DNO also paid a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of DNO's existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

DNO is exposed to commodity price risk. In particular, DNO was exposed to crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that DNO held in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of DNO's shares.

OTC Contract Risk

DNO had the ability to purchase OTC Oil Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

DNO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by DNO, the OTC component is the purchase or sale of one or more baskets of DNO shares. These EFRP transactions could have exposed DNO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

To reduce the credit risk that arises in connection with such contracts, DNO would generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty was unable to meet its obligations to DNO due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the "Board"). Furthermore, USCF on behalf of DNO only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. DNO also required that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the nine month reporting period ended September 30, 2018, DNO limited its OTC activities to EFRP transactions.

DNO anticipated that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts would produce price and total return results that closely track the investment goals of DNO. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may have impacted DNO's ability to successfully track the Benchmark Futures Contract.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	DNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, DNO redeemed 4 baskets (comprising 200,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	—	NA
9/1/18 to 9/30/18	200,000	$46.19
Total	200,000

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

Date: November 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2018

